Form 10-Q
period 2024-09-30
ADTRAN Holdings, Inc.
filed 2024-11-12
CIK 926282

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 79,248,942 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q

For the three and nine months ended September 30, 2024

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this Quarterly Report on Form 10-Q, along with their meanings:

Acronym/Concept/
Defined Term	Meaning
DPLTA	Domination and Profit and Loss Transfer Agreement
DSO	Days Sales Outstanding
EURIBOR	Euro Interbank Offered Rate
ISDA	International Swaps and Derivatives Association
IPCEI ME/CT	Important Projects of Common European Interest - Microelectronics and Communication Technologies
MSO	Multiple System Operator
ODM	Original Design Manufacturing
RNCI	Redeemable Non-Controlling Interest
SaaS	Software as a Service
SEC	Securities and Exchange Commission
SI	Person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together
SLA	Service Level Agreement
SMB	Small and Mid-Sized Business
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
VAR	Value-Added Reseller

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “ADTRAN,” the “Company,” “we”, “us” and “our” refer to ADTRAN, Inc. and its consolidated subsidiaries prior to the merger of Acorn MergeCo, Inc., a subsidiary of ADTRAN Holdings, Inc., with and into ADTRAN, Inc., on July 8, 2022, after which ADTRAN, Inc. became a wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (“Merger”), and to ADTRAN Holdings, Inc. and its consolidated subsidiaries following the Merger. Furthermore, unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “Adtran Networks” refer to Adtran Networks SE (formerly ADVA Optical Networking SE).

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

Risks related to our financial results and Company success

•
We are obligated to comply with covenants related to our Wells Fargo Credit Agreement that restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate our debt obligations.
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
•
Our international operations have and may continue to expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flows.
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
•
Ongoing inflationary pressures have negatively impacted our revenue and profitability.

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
•
We may incur legal related liabilities or become subject to litigation that would have a material effect on our business.
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
•
Further downgrades of the U.S. credit rating, automatic spending cuts or a government shutdown could negatively impact our liquidity, financial condition and earnings.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$88,456	$87,167
Accounts receivable, less allowance for credit losses of $420 and $400 as of September 30, 2024 and December 31, 2023, respectively	172,025	216,445
Other receivables	12,871	17,450
Income tax receivable	13,466	7,933
Inventory, net	282,926	362,295
Prepaid expenses and other current assets	69,112	45,566
Total Current Assets	638,856	736,856
Property, plant and equipment, net	147,428	123,020
Deferred tax assets	25,697	25,787
Goodwill	56,884	353,415
Intangibles, net	286,098	327,985
Other non-current assets	86,677	87,706
Long-term investments	31,506	27,743
Total Assets	$1,273,146	$1,682,512
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable	$173,354	$162,922
Unearned revenue	54,615	46,731
Accrued expenses and other liabilities	34,482	36,204
Accrued wages and benefits	40,366	27,030
Income tax payable, net	2,007	5,221
Total Current Liabilities	304,824	278,108
Non-current revolving credit agreement outstanding	189,849	195,000
Deferred tax liabilities	21,483	35,655
Non-current unearned revenue	24,901	25,109
Non-current pension liability	12,149	12,543
Deferred compensation liability	32,046	29,039
Non-current lease obligations	25,635	31,420
Other non-current liabilities	26,489	28,657
Total Liabilities	637,376	635,531
Commitments and contingencies (see Note 18)
Redeemable Non-Controlling Interest	421,776	442,152
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,233 shares issued and 78,967 outstanding as of September 30, 2024 and 78,970 shares issued and 78,674 outstanding as of December 31, 2023	792	790
Additional paid-in capital	806,187	795,304
Accumulated other comprehensive income	47,377	47,465
Retained deficit	(635,164)	(232,905)
Treasury stock at cost: 266 and 297 shares as of September 30, 2024 and December 31, 2023, respectively	(5,198)	(5,825)
Total Equity	213,994	604,829
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,273,146	$1,682,512

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024		2023	2024		2023
Revenue
Network Solutions	$181,488		$228,564	$541,955		$793,984
Services & Support	46,216		43,767	137,913		129,637
Total Revenue	227,704		272,331	679,868		923,621
Cost of Revenue
Network Solutions	126,103		160,244	376,886		596,334
Network Solutions - other (credits), charges and inventory write-down	(328)		21,043	8,597		21,043
Services & Support	16,678		16,807	55,304		51,646
Total Cost of Revenue	142,453		198,094	440,787		669,023
Gross Profit	85,251		74,237	239,081		254,598
Selling, general and administrative expenses	57,620		62,907	176,214		196,887
Research and development expenses	51,615		62,752	172,253		203,493
Goodwill impairment	—		37,874	292,583		37,874
Operating Loss	(23,984)		(89,296)	(401,969)		(183,656)
Interest and dividend income	664		521	1,427		1,183
Interest expense	(5,679)		(4,507)	(17,183)		(11,858)
Net investment gain (loss)	1,382		(1,443)	4,507		1,071
Other (expense) income, net	(850)		2,523	(441)		4,714
Loss Before Income Taxes	(28,467)		(92,202)	(413,659)		(188,546)
Income tax (expense) benefit	(390)		16,553	16,121		36,229
Net Loss	$(28,857)		$(75,649)	$(397,538)		$(152,317)
Less: Net Income attributable to non-controlling interest(1)	2,382		2,561	7,417		4,380
Net Loss attributable to ADTRAN Holdings, Inc.	$(31,239)		$(78,210)	$(404,955)		$(156,697)

Weighted average shares outstanding – basic	78,952		78,389	78,873		78,378
Weighted average shares outstanding – diluted	78,952		78,389	78,873		78,378

Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.36)	(2)	$(1.00)	$(5.10)	(2)	$(2.00)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.36)	(2)	$(1.00)	$(5.10)	(2)	$(2.00)

(1) For the three and nine months ended September 30, 2024, we accrued $2.4 million and $7.4 million, respectively, net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA. For the three and nine months ended September 30, 2023, we accrued $2.6 million and $7.6 million, respectively, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA, partially offset by a $3.2 million net loss attributable to non-controlling interests pre-DPLTA for the nine months ended September 30, 2023.

(2) Loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted - reflects a $3.0 million effect of redemption of RNCI for the three and nine months ended September 30, 2024. See Note 15 for additional information.

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Loss	$(28,857)	$(75,649)	$(397,538)	$(152,317)
Other Comprehensive Income (Loss), net of tax
Net unrealized gain on available-for-sale securities	—	391	—	454
Defined benefit plan adjustments	109	(83)	42	(25)
Foreign currency translation gain (loss)	18,988	(29,715)	(130)	(14,095)
Other Comprehensive Income (Loss), net of tax	19,097	(29,407)	(88)	(13,666)
Comprehensive Loss, net of tax	(9,760)	(105,056)	(397,626)	(165,983)
Less: Comprehensive Income attributable to non-controlling interest, net of tax	2,382	2,561	7,417	4,762
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(12,142)	$(107,617)	$(405,043)	$(170,745)

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2023	78,970	$790	$795,304	$(232,905)	$(5,825)	$47,465	$604,829
Net loss	—	—	—	(321,670)	—	—	(321,670)
Annual recurring compensation earned	—	—	—	(2,531)	—	—	(2,531)
Other comprehensive loss, net of tax	—	—	—	—	—	(17,804)	(17,804)
Deferred compensation adjustments, net of tax	—	—	(368)	3	627	—	262
ADTRAN RSUs and restricted stock vested	110	1	—	(243)	—	—	(242)
ADTRAN stock options exercised	36	—	—	219	—	—	219
ADTRAN stock-based compensation expense	—	—	3,957	—	—	—	3,957
Redemption of redeemable non-controlling interest	—	—	—	1	—	—	1
Adtran Networks stock-based compensation expense	—	—	4	—	—	—	4
Balance as of March 31, 2024	79,116	$791	$798,897	$(557,126)	$(5,198)	$29,661	$267,025
Net loss	—	—	—	(47,011)	—	—	(47,011)
Annual recurring compensation earned	—	—	—	(2,504)	—	—	(2,504)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,381)	(1,381)
Deferred compensation adjustments, net of tax	—	—	—	(3)	—	—	(3)
ADTRAN RSUs and restricted stock vested	5	—	—	(16)	—	—	(16)
ADTRAN stock-based compensation expense	—	—	3,836	—	—	—	3,836
Redemption of redeemable non-controlling interest	—	—	—	4	—	—	4
Adtran Networks stock-based compensation expense	—	—	4	—	—	—	4
Balance as of June 30, 2024	79,121	$791	$802,737	$(606,656)	$(5,198)	$28,280	$219,954
Net loss	—	—	—	(28,857)	—	—	(28,857)
Annual recurring compensation earned	—	—	—	(2,382)	—	—	(2,382)
Other comprehensive income, net of tax	—	—	—	—	—	19,097	19,097
ADTRAN RSUs and restricted stock vested	112	1	—	(245)	—	—	(244)
ADTRAN stock-based compensation expense	—	—	3,623	—	—	—	3,623
Redemption of redeemable non-controlling interest	—	—	—	2,976	—	—	2,976
Adtran Networks stock-based compensation expense	—	—	17	—	—	—	17
Modification of Stock Options	—	—	(190)	—	—	—	(190)
Balance as of September 30, 2024	79,233	$792	$806,187	$(635,164)	$(5,198)	$47,377	$213,994

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling interest	Total Equity
Balance as of December 31, 2022	78,088	$781	$895,834	$55,338	$(4,125)	$26,126	$329,659	$1,303,613
Net loss	—	—	—	(37,274)	—	—	(3,179)	(40,453)
Annual recurring compensation earned	—	—	—	(2,464)	—	—	—	(2,464)
Reclassification and remeasurement from equity to mezzanine equity for non-controlling interests in Adtran Networks	—	—	(116,895)	—	—	—	(326,862)	(443,757)
Other comprehensive income, net of tax	—	—	—	—	—	8,401	382	8,783
Dividend payments to ADTRAN Holdings, Inc. shareholders ($0.09 per share)	—	—	—	(7,076)	—	—	—	(7,076)
Deferred compensation adjustments, net of tax	—	—	—	—	(1,792)	—	—	(1,792)
ADTRAN RSUs and restricted stock vested	561	6	—	(144)	—	—	—	(138)
ADTRAN stock options exercised	6	—	—	58	—	—	—	58
ADTRAN stock-based compensation expense	—	—	3,812	—	—	—	—	3,812
Redemption of redeemable non-controlling interest	—	—	—	343	—	—	—	343
Adtran Networks stock-based compensation expense	—	—	9	—	—	—	—	9
Balance as of March 31, 2023	78,655	$787	$782,760	$8,781	$(5,917)	$34,527	$—	$820,938
Net loss	—	—	—	(36,215)	—	—	—	(36,215)
Annual recurring compensation earned	—	—	—	(2,534)	—	—	—	(2,534)
Other comprehensive income, net of tax	—	—	—	—	—	6,958	—	6,958
Dividend payments to ADTRAN Holdings, Inc. shareholders ($0.09 per share)	—	—	—	(7,076)	—	—	—	(7,076)
Dividends accrued for RSUs	—	—	—	9	—	—	—	9
Deferred compensation adjustments, net of tax	—	—	—	—	(26)	—	—	(26)
ADTRAN RSUs and restricted stock vested	6	—	—	(44)	—	—	—	(44)
Adtran Networks stock options exercised	—	—	92	—	—	—	—	92
ADTRAN stock-based compensation expense	—	—	4,291	—	—	—	—	4,291
Redemption of redeemable non-controlling interest	—	—	—	6	—	—	—	6
Adtran Networks stock-based compensation expense	—	—	10	—	—	—	—	10
Balance as of June 30, 2023	78,661	$787	$787,153	$(37,073)	$(5,943)	$41,485	$—	$786,409
Net loss	—	—	—	(75,649)	—	—	—	(75,649)
Annual recurring compensation earned	—	—	—	(2,561)	—	—	—	(2,561)
Other comprehensive loss, net of tax	—	—	—	—	—	(29,407)	—	(29,407)
Dividend payments ($0.09 per share)	—	—	—	(7,085)	—	—	—	(7,085)
Dividends accrued for RSUs	—	—	—	(8)				(8)
Deferred compensation adjustments, net of tax	—	—	—	—	(27)	—	—	(27)
ADTRAN RSUs and restricted stock vested	25	—	—	(175)	—	—	—	(175)
ADTRAN stock options exercised	2	—	—	15	—	—	—	15
Adtran Networks stock options exercised	—	—	8	—	—	—	—	8
ADTRAN stock-based compensation expense	—	—	4,126	—	—	—	—	4,126
Redemption of redeemable non-controlling interest	—	—	—	2	—	—	—	2
Adtran Networks stock-based compensation expense	—	—	3	—	—	—	—	3
Balance as of September 30, 2023	78,688	$787	$791,290	$(122,534)	$(5,970)	$12,078	$—	$675,651

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(397,538)	$(152,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,421	91,422
Goodwill Impairment	292,583	37,874
Amortization of debt issuance cost	1,013	607
Gain on investments, net	(4,238)	(3,316)
Net loss on disposal of property, plant and equipment	203	—
Stock-based compensation expense	11,417	12,229
Deferred income taxes	(13,399)	(45,941)
Other, net	(267)	204
Inventory write down - business efficiency program	4,135	21,043
Inventory reserves	6,667	29,836
Changes in operating assets and liabilities:
Accounts receivable, net	59,446	47,347
Other receivables	4,875	8,340
Income taxes receivable, net	(5,682)	—
Inventory	69,412	536
Prepaid expenses, other current assets and other assets	(20,083)	1,816
Accounts payable	9,697	(87,903)
Accrued expenses and other liabilities	15,039	6,476
Income taxes payable, net	(3,175)	2,433
Net cash provided by (used in) operating activities	98,526	(29,314)

Cash flows from investing activities:
Purchases of property, plant and equipment	(48,183)	(33,674)
Proceeds from sales and maturities of available-for-sale investments	1,195	10,545
Purchases of available-for-sale investments	(195)	(807)
Proceeds from beneficial interests in securitized accounts receivable	282	1,178
Net cash used in investing activities	(46,901)	(22,758)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(189)	(6,331)
Proceeds from stock option exercises	219	187
Dividend payments	—	(21,237)
Proceeds from receivables purchase agreement	68,556	—
Repayments on receivables purchase agreement	(83,772)	—
Proceeds from draw on revolving credit agreements	—	163,760
Repayment of revolving credit agreements	(5,000)	(49,233)
Payment for redemption of redeemable non-controlling interest	(17,395)	(1,196)
Payment for annual recurring compensation to non-controlling interest	(10,084)	—
Payment of debt issuance cost	(1,994)	(708)
Repayment of notes payable	—	(24,931)
Net cash (used in) provided by financing activities	(49,659)	60,311

Net increase in cash and cash equivalents	1,966	8,239
Effect of exchange rate changes	(677)	(791)
Cash and cash equivalents, beginning of period	87,167	108,644
Cash and cash equivalents, end of period	$88,456	$116,092

Supplemental disclosure of cash financing activities:
Cash paid for interest	$18,225	$8,540
Cash paid for income taxes	$9,122	$—
Cash used in operating activities related to operating leases	$7,380	$7,378
Supplemental disclosure of non-cash investing activities:
Redemption of redeemable non-controlling interest	$2,976	$351
Right-of-use assets obtained in exchange for lease obligations	$2,122	$8,490
Purchases of property, plant and equipment included in accounts payable	$952	$2,508

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENERAL

ADTRAN Holdings, Inc. (“ADTRAN” or the “Company”) is a leading global provider of networking and communications platforms, software, systems and services focused on the broadband access market, serving a diverse domestic and international customer base in multiple countries that includes large, medium and small Service Providers, alternative Service Providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises, including Fortune 500 companies with sophisticated business continuity applications; and federal, state and local government agencies. Our innovative solutions and services enable voice, data, video and internet-communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors in order to gain market share. To service our customers and grow revenue, we are continually conducting research and developing new products addressing customer needs and testing those products for the specific requirements of the particular customers. We offer a broad portfolio of flexible software and hardware network solutions and services that enable Service Providers to meet today’s service demands, while enabling them to transition to the fully converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our global headquarters in Huntsville, Alabama, and our European headquarters in Munich, Germany, we have sales and research and development facilities in strategic global locations.

The Company solely owns ADTRAN, Inc. and is the majority shareholder of Adtran Networks SE (“Adtran Networks”). ADTRAN, Inc. is a leading global provider of open, disaggregated networking and communications solutions. Adtran Networks is a global provider of network solutions for data, storage, voice and video services. We believe that the combined technology portfolio can best address current and future customer needs for high-speed connectivity from the network core to the end consumer, especially upon the convergence of solutions at the network edge.

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

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will generally absorb the annual net loss incurred by Adtran Networks. The obligation of the Company to absorb Adtran Networks’ annual net loss applied for the first time to the loss generated by Adtran Networks in 2023.

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 3.37% as of September 30, 2024. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €326.9 million or approximately $364.1 million, based on an exchange rate as of September 30, 2024, and reflecting interest accrued through September 30, 2024 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

We are also obligated to absorb any annual net loss of Adtran Networks under the DPLTA. Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.9 million (or $10.0 million based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders as of September 30, 2024 were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. During the three months ended September 30, 2024 and 2023, we accrued $2.4 million and $2.6 million, respectively, in Annual Recurring Compensation. During the nine months ended September 30, 2024 and 2023, we accrued $7.4 million and $7.6 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares. For the three and nine months ended September 30, 2024, approximately 830 thousand shares and 831 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 million, or approximately $17.4 million, based on an exchange rate as of September 30, 2024, being paid to Adtran Networks shareholders. For the three and nine months ended September 30, 2023, less than 1 thousand shares and 64 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €8 thousand and €1.1 million, respectively, or approximately $9 thousand and $1.2 million, respectively, based on an exchange rate as of September 30, 2023, being paid to Adtran Networks shareholders.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended four times. The Company had access to $205.6 million on its Credit Facility for future borrowings; however, as of September 30, 2024, the Company was limited to additional borrowings of $24.1 million based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a Springing Covenant Period) and a Consolidated Fixed Charge Coverage Ratio of 1.25x. See Note 11, Revolving Credit Agreements for additional information regarding the terms of the Wells Fargo Credit Agreement and its amendments.

As of September 30, 2024, and as of the date of issuance of these financial statements, the Company does not have sufficient liquidity to meet payment obligations under the DPLTA pertaining to Exit Compensation. While the Company did experience $17.4 million of redemptions in Q3 2024, we believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the diverse base of shareholders that must make this election on an individual shareholder basis, (ii) the fact that the Company expects to receive a procedural decision on a matter of law related to the current ongoing appraisal proceedings involving a dispute over the value of the Exit Compensation in 2024 or early 2025, after which the appeal process should take an additional 24-32 months to resolve, (iii) the current guaranteed Annual Recurring Compensation payment plus the interest earned on such shares during the ongoing appraisal proceedings, and (iv) the current trading value of Adtran Networks shares.

The Company experienced revenue declines in the year ended December 31, 2023, and during the three and nine months ended September 30, 2024. To the extent the Company does not experience anticipated revenue growth, the Company will implement plans to preserve cash liquidity and maintain compliance with the Company’s net leverage covenants. The Company has suspended dividend payments and has implemented a business efficiency program, which includes, but is not limited to ongoing reductions in operating expenses and a site consolidation plan. In connection with the site consolidation plan, the Company is also exploring a potential sale of portions of our headquarters in Huntsville. There can be no assurance that the Company will be successful in effecting this action on commercially reasonable terms or at all. We may need to further reduce capital expenditure and/or take other steps to preserve working capital in order to ensure that we can meet our needs and obligations and maintain compliance with our net leverage debt covenants.

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

Revision of Previously Issued Condensed Consolidated Financial Statements

Following the third quarter of 2024, the Company identified errors primarily impacting the carrying values of the redeemable non-controlling interest, retained deficit, the net income attributable to the non-controlling interest and the net loss attributable to the Company and, as a consequence, of the loss per common share attributable to the Company. The Company has evaluated the errors and determined that the related impacts were not material to the previously issued consolidated financial statements for any prior period. A summary of the corrections to the Company's Condensed Consolidated Financial Statements for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024, are as follows:

(a)
Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) is entitled to receive from us an Annual Recurring Compensation payment of €0.52 per share. The Company erroneously accrued this liability every quarter at €0.59 per share, overstating the associated accrual, the net income attributable to non-controlling interest and the net loss attributable to ADTRAN Holdings, Inc. for fiscal periods beginning with the quarter ended March 31, 2023 through the quarter ended June 30, 2024.
(b)
For the periods beginning with the quarter ended March 31, 2023 through the quarter ended June 30, 2024 the Company remeasured the redeemable non-controlling interest each quarter-end at the current exchange rate of Euros to U.S. Dollar. The Company treated the redeemable non-controlling interest as a monetary mezzanine equity instrument but should have treated it as a non-monetary mezzanine equity instrument not subject to remeasurement.

We have revised our previously issued Condensed Consolidated Financial Statements for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024. Additionally, the Company will revise its previously issued 2023 interim financial statements and 2023 annual financial statements in connection with the future filings of the Form 10-K for the year ended December 31, 2024, and interim reporting on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025.

The following tables reflect the impact of the revision to the specific line items presented in the Company's previously reported Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Loss, and Condensed Consolidated Statements of Comprehensive Loss for the for fiscal periods beginning with the quarter ended March 31, 2023 through the quarter ended June 30, 2024.

	March 31, 2023
(In thousands)	As Previously Reported	Revision		As Revised
Other non-current liabilities	$15,986	$(346)	(a)	$15,640
Total Liabilities	$675,765	$(346)		$675,419
Redeemable Non-Controlling Interest	$442,668	$(430)	(b)	$442,238
Accumulated Other Comprehensive Income	$34,526	$1	(a)	$34,527
Retained Earnings	$8,006	$775	(a)(b)	$8,781
Total Equity	$820,162	$776		$820,938
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,938,595	$—		$1,938,595

	For the Three Months Ended March 31, 2023
(In thousands)	As Previously Reported	Revision		As Revised
Less: Net Loss attributable to non-controlling interest	$(370)	$(345)	(a)	$(715)
Net Loss attributable to ADTRAN Holdings, Inc.	$(40,083)	$345	(a)	$(39,738)
Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.51)	$—		$(0.51)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.51)	$—		$(0.51)
Foreign currency translation gain	$8,678	$1	(a)	$8,679
Other Comprehensive Income, net of tax	$8,782	$1		$8,783
Comprehensive Loss, net of tax	$(31,671)	$1		$(31,670)
Less: Comprehensive Income (Loss) attributable to non-controlling interest, net of tax	$12	$(345)	(a)	$(333)
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(31,683)	$346	(a)	$(31,337)

	June 30, 2023
(In thousands)	As Previously Reported	Revision		As Revised
Other non-current liabilities	$16,401	$(695)	(a)	$15,706
Total Liabilities	$665,006	$(695)		$664,311
Redeemable Non-Controlling Interest	$445,462	$(3,244)	(b)	$442,218
Accumulated Other Comprehensive Income	$41,483	$2	(a)	$41,485
Retained Deficit	$(41,010)	$3,937	(a)(b)	$(37,073)
Total Equity	$782,470	$3,939		$786,409
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,882,938	$—		$1,882,938

	For the Three Months Ended June 30, 2023				For the Six Months Ended June 30, 2023
(In thousands)	As Previously Reported	Revision		As Revised	As Previously Reported	Revision		As Revised
Less: Net Income attributable to non-controlling interest	$2,882	$(348)	(a)	$2,534	$2,512	$(693)	(a)	$1,819
Net Loss attributable to ADTRAN Holdings, Inc.	$(39,097)	$348	(a)	$(38,749)	$(79,180)	$693	(a)	$(78,487)
Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.50)	$—		$(0.50)	$(1.01)	$0.01	(a)	$(1.00)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.50)	$—		$(0.50)	$(1.01)	$0.01	(a)	$(1.00)
Foreign currency translation gain	$6,940	$1	(a)	$6,941	$15,618	$2	(a)	$15,620
Other Comprehensive Income, net of tax	$6,957	$1		$6,958	$15,739	$2		$15,741
Comprehensive Loss, net of tax	$(29,258)	$1		$(29,257)	$(60,929)	$2		$(60,927)
Less: Comprehensive Income attributable to non-controlling interest, net of tax	$2,882	$(348)	(a)	$2,534	$2,894	$(693)	(a)	$2,201
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(32,140)	$349	(a)	$(31,791)	$(63,823)	$695	(a)	$(63,128)

	September 30, 2023
(In thousands)	As Previously Reported	Revision		As Revised
Other non-current liabilities	$17,408	$(1,049)	(a)	$16,359
Total Liabilities	$625,355	$(1,049)		$624,306
Redeemable Non-Controlling Interest	$431,921	$10,291	(b)	$442,212
Accumulated Other Comprehensive Income	$12,075	$3	(a)	$12,078
Retained Deficit	$(113,289)	$(9,245)	(a)(b)	$(122,534)
Total Equity	$684,893	$(9,242)		$675,651
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,742,169	$—		$1,742,169

	For the Three Months Ended September 30, 2023				For the Nine Months Ended September 30, 2023
(In thousands)	As Previously Reported	Revision		As Revised	As Previously Reported	Revision		As Revised
Less: Net Income attributable to non-controlling interest	$2,914	$(353)	(a)	$2,561	$5,426	$(1,046)	(a)	$4,380
Net Loss attributable to ADTRAN Holdings, Inc.	$(78,563)	$353	(a)	$(78,210)	$(157,743)	$1,046	(a)	$(156,697)
Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(1.00)	$—		$(1.00)	$(2.01)	$0.01	(a)	$(2.00)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(1.00)	$—		$(1.00)	$(2.01)	$0.01	(a)	$(2.00)
Foreign currency translation loss	$(29,716)	$1	(a)	$(29,715)	$(14,098)	$3	(a)	$(14,095)
Other Comprehensive Loss, net of tax	$(29,408)	$1		$(29,407)	$(13,669)	$3		$(13,666)
Comprehensive Loss, net of tax	$(105,057)	$1		$(105,056)	$(165,986)	$3		$(165,983)
Less: Comprehensive Income attributable to non-controlling interest, net of tax	$2,914	$(353)	(a)	$2,561	$5,808	$(1,046)	(a)	$4,762
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(107,971)	$354	(a)	$(107,617)	$(171,794)	$1,049	(a)	$(170,745)

	March 31, 2024
(In thousands)	As Previously Reported	Revision		As Revised
Accrued Expenses and Other Liabilities	$36,404	$(1,403)	(a)	$35,001
Total Current Liabilities	$282,746	$(1,403)		$281,343
Other non-current liabilities	$35,375	$(350)	(a)	$35,025
Total Liabilities	$620,488	$(1,753)		$618,735
Redeemable Non-Controlling Interest	$441,635	$511	(b)	$442,146
Accumulated Other Comprehensive Income	$29,656	$5	(a)	$29,661
Retained Deficit	$(558,363)	$1,237	(a)(b)	$(557,126)
Total Equity	$265,783	$1,242		$267,025
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,327,906	$—		$1,327,906

	For the Three Months Ended March 31, 2024
(In thousands)	As Previously Reported	Revision		As Revised
Less: Net Income attributable to non-controlling interest	$2,880	$(349)	(a)	$2,531
Net Loss attributable to ADTRAN Holdings, Inc.	$(324,550)	$349	(a)	$(324,201)
Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(4.12)	$—		$(4.12)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(4.12)	$—		$(4.12)
Foreign currency translation loss	$(17,745)	$1	(a)	$(17,744)
Other Comprehensive Loss, net of tax	$(17,805)	$1		$(17,804)
Comprehensive Loss, net of tax	$(339,475)	$1		$(339,474)
Less: Comprehensive Income attributable to non-controlling interest, net of tax	$2,880	$(349)	(a)	$2,531
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(342,355)	$350	(a)	$(342,005)

	June 30, 2024
(In thousands)	As Previously Reported	Revision		As Revised
Accrued Expenses and Other Liabilities	$36,307	$(1,403)	(a)	$34,904
Total Current Liabilities	$289,712	$(1,403)		$288,309
Other non-current liabilities	$34,445	$(701)	(a)	$33,744
Total Liabilities	$630,810	$(2,104)		$628,706
Redeemable Non-Controlling Interest	$439,743	$2,379	(b)	$442,122
Accumulated Other Comprehensive Income	$28,274	$6	(a)	$28,280
Retained Deficit	$(606,375)	$(281)	(a)(b)	$(606,656)
Total Equity	$220,229	$(275)		$219,954
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,290,782	$—		$1,290,782

	For the Three Months Ended June 30, 2024				For the Six Months Ended June 30, 2024
(In thousands)	As Previously Reported	Revision		As Revised	As Previously Reported	Revision		As Revised
Less: Net Income attributable to non-controlling interest	$2,854	$(350)	(a)	$2,504	$5,734	$(699)	(a)	$5,035
Net Loss attributable to ADTRAN Holdings, Inc.	$(49,865)	$350	(a)	$(49,515)	$(374,415)	$699	(a)	$(373,716)
Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.63)	$—		$(0.63)	$(4.75)	$0.01	(a)	$(4.74)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.63)	$—		$(0.63)	$(4.75)	$0.01	(a)	$(4.74)
Foreign currency translation loss	$(1,375)	$1	(a)	$(1,374)	$(19,120)	$2	(a)	$(19,118)
Other Comprehensive Loss, net of tax	$(1,382)	$1		$(1,381)	$(19,187)	$2		$(19,185)
Comprehensive Loss, net of tax	$(48,393)	$1		$(48,392)	$(387,868)	$2		$(387,866)
Less: Comprehensive Income attributable to non-controlling interest, net of tax	$2,854	$(350)	(a)	$2,504	$5,734	$(699)	(a)	$5,035
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(51,247)	$351	(a)	$(50,896)	$(393,602)	$701	(a)	$(392,901)

The following tables reflect the impact of the revisions to the specific line items presented in the Company’s previously reported Consolidated Balance Sheet as of December 31, 2023, the Consolidated Statement of Loss and the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2023.

	December 31, 2023
(In thousands)	As Previously Reported	Revision		As Revised
Accrued Expenses and Other Liabilities	$37,607	$(1,403)	(a)	$36,204
Total Current Liabilities	$279,511	$(1,403)		$278,108
Total Liabilities	$636,934	$(1,403)		$635,531
Redeemable Non-Controlling Interest	$451,756	$(9,604)	(b)	$442,152
Accumulated Other Comprehensive Income	$47,461	$4	(a)	$47,465
Retained Deficit	$(243,908)	$11,003	(a)(b)	$(232,905)
Total Equity	$593,822	$11,007		$604,829
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$1,682,512	$—		$1,682,512

	For the Year Ended December 31, 2023
(In thousands)	As Previously Reported	Revision		As Revised
Less: Net Income attributable to non-controlling interest	$8,345	$(1,399)	(a)	$6,946
Net Loss attributable to ADTRAN Holdings, Inc.	$(267,688)	$1,399	(a)	$(266,289)
Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(3.41)	$0.02	(a)	$(3.39)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(3.41)	$0.02	(a)	$(3.39)
Foreign currency translation gain	$22,753	$4	(a)	$22,757
Other Comprehensive Income, net of tax	$21,717	$4		$21,721
Comprehensive Loss, net of tax	$(237,626)	$4		$(237,622)
Less: Comprehensive Income attributable to non-controlling interest, net of tax	$8,727	$(1,399)	(a)	$7,328
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax	$(246,353)	$1,403	(a)	$(244,950)

The following tables reflect the impact of the revision to the specific line items presented in the Company's previously reported Condensed Consolidated Statements of Changes in Stockholders Equity as of September 30, 2023 and 2024:

	Retained Earnings (Deficit)				Accumulated Other Comprehensive Income
(In thousands)	As Previously Reported	Revision		As Revised	As Previously Reported	Revision		As Revised
Annual recurring compensation earned	$(2,809)	$345	(a)	$(2,464)	$-	$-		$-
Other comprehensive income, net of tax	$-	$-		$-	$8,400	$1	(a)	$8,401
Foreign currency remeasurement of redeemable non-controlling interest	$(430)	$430	(b)	$-	$-	$-		$-
Balance as of March 31, 2023	$8,006	$775		$8,781	$34,526	$1		$34,527
Annual recurring compensation earned	$(2,882)	$348	(a)	$(2,534)	$-	$-		$-
Other comprehensive income, net of tax	$-	$-		$-	$6,957	$1	(a)	$6,958
Foreign currency remeasurement of redeemable non-controlling interest	$(2,814)	$2,814	(b)	$-	$-	$-		$-
Balance as of June 30, 2023	$(41,010)	$3,937		$(37,073)	$41,483	$2		$41,485
Annual recurring compensation earned	$(2,914)	$353	(a)	$(2,561)	$-	$-		$-
Other comprehensive loss, net of tax	$-	$-		$-	$(29,408)	$1	(a)	$(29,407)
Foreign currency remeasurement of redeemable non-controlling interest	$13,535	$(13,535)	(b)	$-	$-	$-		$-
Balance as of September 30, 2023	$(113,289)	$(9,245)		$(122,534)	$12,075	$3		$12,078

	Retained Deficit				Accumulated Other Comprehensive Income
(In thousands)	As Previously Reported	Revision		As Revised	As Previously Reported	Revision		As Revised
Balance as of December 31, 2023	$(243,908)	$11,003	(a)	$(232,905)	$47,461	$4	(a)	$47,465
Annual recurring compensation earned	$(2,880)	$349	(a)	$(2,531)	$-	$-		$-
Other comprehensive loss, net of tax	$-	$-		$-	$(17,805)	$1	(a)	$(17,804)
Foreign currency remeasurement of redeemable non-controlling interest	$10,115	$(10,115)	(b)	$-	$-	$-		$-
Balance as of March 31, 2024	$(558,363)	$1,237		$(557,126)	$29,656	$5		$29,661
Annual recurring compensation earned	$(2,854)	$350	(a)	$(2,504)	$-			$-
Other comprehensive loss, net of tax	$-	$-		$-	$(1,382)	$1	(a)	$(1,381)
Foreign currency remeasurement of redeemable non-controlling interest	$1,868	$(1,868)	(b)	$-	$-	$-		$-
Balance as of June 30, 2024	$(606,375)	$(281)		$(606,656)	$28,274	$6		$28,280

The following tables reflect the impact of the revision to the specific line items presented in the Company's previously reported Consolidated Statement of Changes in Stockholders as of December 31, 2023:

	Retained Earnings (Deficit)				Accumulated Other Comprehensive Income
(In thousands)	As Previously Reported	Revision		As Revised	As Previously Reported	Revision		As Revised

Annual recurring compensation earned	$(11,524)	$1,399	(a)	$(10,125)	$-	$-		$-
Other comprehensive income, net of tax	$-	$-		$-	$21,335	$4	(a)	$21,339
Foreign currency remeasurement of redeemable non-controlling interest	$(9,604)	$9,604	(b)	$-	$-	$-		$-
Balance as of December 31, 2023	$(243,908)	$11,003		$(232,905)	$47,461	$4		$47,465

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of ongoing inflationary pressures, continued elevated interest rates, instability in the financial services industry, currency fluctuations and political tensions as of September 30, 2024, and through the date of this report. These conditions could result in further impacts to the Company's consolidated financial statements in future reporting periods. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue.

Accounts Receivable Factoring

Receivables Purchase Agreement

On July 1, 2024, the Company entered into a receivables purchase agreement (the “Factoring Agreement”) with a third-party financial institution (the “Factor”), which accelerates receivable collection and helps to better manage cash flow. These transactions are accounted for in accordance with ASC Topic 860 and result in a reduction in accounts receivable because the Factoring Agreement transfers effective control over, and risk related to the receivables to the buyers. Trade accounts receivables balances sold are removed from the Condensed Consolidated Balance Sheets and cash received is reflected as cash flows provided by (used in) operating activities in the Condensed Consolidated Statements of Cash Flow. Factoring related interest expense is recorded to interest expense on the Condensed Consolidated Statements of Loss. On each sale date, the Factor retains from the sale price a default reserve, up to a required balance, which is held by the Factor in a reserve account and pledged to the Company. The Factor is entitled to withdraw from the reserve account the sale price of a defaulted receivable. The balance in the reserve account is included in other assets on the Condensed Consolidated Balance Sheets.

Previous Receivables Purchase Agreement

On December 19, 2023, the Company entered into a receivables purchase agreement (the “Prior Factoring Agreement”) with a third-party financial institution and was terminated on July 1, 2024. The Prior Factoring Agreement qualified for treatment as a secured borrowing with a pledge of collateral under Accounting Standards Codification ("ASC") Topic 810, Consolidations, as the Company was considered the primary beneficiary in a variable interest entity created to hold the factored receivables and the Company retained a residual claim on reserves related to the factored receivables. Within the Condensed Consolidated Balance Sheets, the receivables factored were carried in accounts receivable, less allowance for credit losses, and the secured borrowings were carried as a current liability within accounts payable. The proceeds and repayments of secured borrowings were reflected as cash flows (used in) provided by financing activities within the Condensed Consolidated Statements of Cash Flows, and program fees were recorded as interest expense in the Consolidated Statements of Loss. The short-term liability classification of the secured borrowings was based on the estimated timing of the collection of the accounts receivable which were expected to be received within 12 months. See Note 2 for additional information.

Redeemable Non-Controlling Interest

As of September 30, 2024 and December 31, 2023, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 33.0% and 34.6%, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2024-03, "Disaggregation of Income Statement Expenses (DISE) (Topic 220): Improvements to Income Statement Disclosures", which applies to all public business entities (PBEs) and is intended to enhance disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments are effective prospectively for annual periods beginning after December 15, 2026, and early adoption and retrospective application are permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on our disclosures.

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

The following tables disaggregate revenue by reportable segment and revenue category:

	Three Months Ended
	September 30, 2024			September 30, 2023
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Subscriber Solutions	$81,060	$9,036	$90,096	$52,921	$8,564	$61,485
Optical Networking Solutions	47,474	23,061	70,535	94,592	21,608	116,200
Access & Aggregation Solutions	52,954	14,119	67,073	81,051	13,595	94,646
Total	$181,488	$46,216	$227,704	$228,564	$43,767	$272,331

	Nine Months Ended
	September 30, 2024			September 30, 2023
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Subscriber Solutions	$215,044	$27,218	$242,262	$196,726	$25,760	$222,486
Optical Networking Solutions	152,068	67,246	219,314	342,390	64,562	406,952
Access & Aggregation Solutions	174,843	43,449	218,292	254,868	39,315	294,183
Total	$541,955	$137,913	$679,868	$793,984	$129,637	$923,621

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of September 30, 2024, related to contractual maintenance agreements, contractual SaaS and subscription services, and hardware contracts that exceed one year in duration amounted to $280.8 million. As of September 30, 2024, approximately 66.0% is expected to be recognized over the next 12 months and the remainder recognized thereafter. The majority of the Company's remaining performance obligations as of September 30, 2024, are related to contracts or orders that have an original expected duration of one year or less and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered or services to our customers, excluding maintenance services, which are satisfied over time.

The following table provides information about accounts receivable, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	September 30, 2024	December 31, 2023
Accounts receivable, net	$172,025	$216,445
Contract assets(1)	$668	$691
Unearned revenue	$54,615	$46,731
Non-current unearned revenue	$24,901	$25,109

(1) Included in other receivables on the Condensed Consolidated Balance Sheets.

Accounts Receivable

The allowance for credit losses was $0.4 million as of September 30, 2024, and December 31, 2023, respectively, related to accounts receivable.

Receivables Purchase Agreement

On July 1, 2024, the Company entered into a receivables purchase agreement (the “Factoring Agreement”) with a third-party financial institution (the “Factor”), which accelerates receivable collection and helps to better manage cash flow. Total accounts receivables factored as of the end of September 30, 2024, totaled $16.7 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The balance in the reserve account is included in other assets on the Condensed Consolidated Balance Sheets. The cost of the Factoring Agreement is included in interest expense in the Condensed Consolidated Statements of Loss and totaled $0.3 million for the three months and nine months ended September 30, 2024. Costs of a previous receivables purchase agreement which are included in interest expense in the Condensed Consolidated Statements of Loss totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2023.

Previous Receivable Purchase Agreement

On December 19, 2023, the Company entered into a receivables purchase agreement (the “Prior Factoring Agreement”) with a third-party financial institution (the "Factor") to replace a prior accounts receivable purchase agreement and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. The prior factoring agreement provided for up to $40.0 million in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The prior factoring agreement qualified for treatment as a secured borrowing with a pledge of collateral under Accounting Standards Codification ("ASC") Topic 810, Consolidations. The receivables purchase agreement was terminated on July 1, 2024 and there were no secured borrowings under this agreement as of September 30, 2024. Total secured borrowings under the agreement were $14.3 million as of December 31, 2023, which left $25.4 million available for future borrowings as of December 31, 2023. Accounts receivable pledged as collateral related to the secured borrowings were $16.8 million as of December 31, 2023. For the nine months ended September 30, 2024, the Company incurred program fee expenses of $0.6 million.

Contract Assets

No allowance for credit losses was recorded for the three and nine months ended September 30, 2024 and 2023, respectively, related to contract assets.

Unearned Revenue

Of the outstanding unearned revenue balances as of December 31, 2023, $10.03 million and $43.1 million were recognized as revenue during the three and nine months ended September 30, 2024, respectively. Of the $60.4 million of outstanding unearned revenue balances as of December 31, 2022, $6.1 million and $31.3 million were recognized as revenue during the three and nine months ended September 30, 2023, respectively.

3. INCOME TAXES

The Company’s effective tax rate changed from a benefit of 18.0% of pre-tax loss for the three months ended September 30, 2023, to a expense of 1.4% of pre-tax loss for the three months ended September 30, 2024, and changed from a benefit of 19.2% of pre-tax loss for the nine months ended September 30, 2023, to a benefit of 3.9% of pre-tax loss for the nine months ended September 30, 2024. The change in the effective tax rate for the three and nine months ended September 30, 2024, was driven primarily by non-deductible impairment charges and a loss jurisdiction for which no tax benefits were recognized on its pre-tax losses incurred during the nine months ended September 30, 2024.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of September 30, 2024, the Company had net deferred tax assets totaling $91.3 million, and a valuation allowance totaling $87.1 million against those deferred tax assets. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results, as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance, or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

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

As of September 30, 2024, 4.7 million shares were available for issuance pursuant to awards that may be made in the future under shareholder-approved equity plans.

For the three months ended September 30, 2024 and 2023, stock-based compensation expense was $3.6 million and $4.2 million, respectively, and for the nine months ended September 30, 2024 and 2023, stock-based compensation expense was $11.4 million and $12.2 million, respectively.

PSUs, RSUs and Restricted Stock - ADTRAN Holdings, Inc.

The following table summarizes the PSUs, RSUs and restricted stock outstanding as of December 31, 2023, and September 30, 2024 and the changes that occurred during the nine months ended September 30, 2024:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2023	1,942	$17.46
PSUs, RSUs and restricted stock granted	1,097	$7.85
PSUs, RSUs and restricted stock vested	(263)	$18.86
PSUs, RSUs and restricted stock forfeited	(111)	$14.25
Unvested PSUs, RSUs and restricted stock outstanding, September 30, 2024	2,665	$13.50

The fair value of PSUs with performance conditions, RSUs and restricted stock is equal to the closing price of the Company's stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of September 30, 2024, total unrecognized compensation expense related to non-vested portion of performance-based PSUs (considered probable), market-based PSUs, RSUs and restricted stock was approximately $13.3 million, which will be recognized over the remaining weighted-average period of 2.2 years. As of September 30, 2024, there was $11.0 million of unrecognized compensation expense related to unvested performance-based PSUs (not-considered probable), which will be recognized over the remaining requisite service period of 1.3 years if achievement of the performance obligation becomes probable. Unrecognized compensation expense will be adjusted for actual forfeitures.

Stock Options - ADTRAN Holdings, Inc.

The following table summarizes the ADTRAN Holdings, Inc. stock options outstanding as of December 31, 2023, and September 30, 2024, and the changes that occurred during the nine months ended September 30, 2024:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2023	3,894	$10.32	5.25	$3,087
Stock options exercised	(36)	$6.06
Stock options forfeited	(171)	$6.68
Stock options expired	(243)	$9.31
Stock options outstanding, September 30, 2024	3,444	$10.61	4.64	$829
Stock options exercisable, September 30, 2024	1,342	$12.63	1.11	$—

As of September 30, 2024, there was $4.2 million of unrecognized compensation expense related to stock options which will be recognized over the remaining weighted-average period of 1.2 years.

The determination of the fair value of stock options assumed or granted by ADTRAN was estimated using the Monte Carlo method and is affected by its stock price, as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate. The stock option pricing model requires the use of several assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of the Company's stock price and employee exercise behaviors.

All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2024. The amount of aggregate intrinsic value was $0.8 million as of September 30, 2024, which will change based on the fair market value of the Company's stock. The total pre-tax intrinsic value of options exercised during the nine months ended September 30, 2024, and 2023 was $34 thousand and $0.2 million, respectively. During the three and nine months ended September 30, 2024, 0.1 million stock options vested. No stock options vested during the three and nine months ended September 30, 2023.

Stock Options - Adtran Networks

During the third quarter of 2024, all remaining Adtran Networks stock options were modified which resulted in the acceleration of vesting and conversion to liability based awards that were settled for cash totaling $0.2 million. As of September 30, 2024, Adtran Networks had no remaining vested or unvested stock option awards outstanding.

5. INVESTMENTS

Debt Securities and Other Investments

The Company did not have any debt securities and other investments as of September 30, 2024.

Realized gains and losses on sales of debt securities are computed under the specific identification method. The following table presents the gross realized gains and losses related to its debt securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Gross realized gain on debt securities	$—	$5	$—	$9
Gross realized loss on debt securities	—	(317)	—	(355)
Total loss recognized, net	$—	$(312)	$—	$(346)

Realized and unrealized gains and losses related to marketable equity securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Unrealized gain (loss) on equity securities held	$1,372	$(1,130)	$4,371	$1,404
Realized (loss) gain on equity securities sold	10	(1)	136	13
Total gain (loss) recognized, net	$1,382	$(1,131)	$4,507	$1,417

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

The Company’s cash equivalents and investments held at fair value are categorized into this hierarchy as follows:

		Fair Value Measurements as of September 30, 2024 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$5,500	$5,500	$—	$—
Marketable equity securities
Marketable equity securities – various industries	1,035	1,035	—	—
Deferred compensation plan assets	30,471	30,471	—	—
Total	$37,006	$37,006	$—	$—

		Fair Value Measurements as of December 31, 2023 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$5,302	$5,302	$—	$—
Marketable equity securities
Marketable equity securities – various industries	905	905	—	—
Deferred compensation plan assets	26,838	26,838	—	—
Total	$33,045	$33,045	$—	$—

Market prices are obtained from a variety of industry standard data providers, large financial institutions and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.

28

6. INVENTORY

Inventory consisted of the following:

	As of	As of
(In thousands)	September 30, 2024	December 31, 2023
Raw materials	$114,873	$152,140
Work in process	10,942	17,239
Finished goods	157,111	192,916
Total inventory, net	$282,926	$362,295

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which considers historical usage, known trends, inventory age and market conditions.

During the three and nine months ended September 30, 2024, we renegotiated $0.3 million related to charges and an inventory write-down of $(0.3) million and $8.6 million, respectively, as a result of a strategy shift which included discontinuance of certain product lines in connection with the Business Efficiency Program of which $4.1 million relates to inventory write-downs and $4.5 million relates to other charges all of which are included in cost of revenue in the Condensed Consolidated Statements of Loss. In connection with the Company’s restructuring efforts, during the quarter ended September 30, 2023, management determined that there would be a discontinuation of product lines in the Network solutions segment and, as a result, wrote-down related inventories of $21.0 million, which is included in cost of revenue in the Condensed Consolidated Statements of Loss.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	September 30, 2024	December 31, 2023
Engineering and other equipment	$187,753	$183,336
Building	79,857	79,215
Computer hardware and software	139,006	101,572
Building and land improvements	59,487	58,238
Furniture and fixtures	21,542	21,368
Land	5,248	5,242
Total property, plant and equipment	492,893	448,971
Less: accumulated depreciation	(345,465)	(325,951)
Total property, plant and equipment, net	$147,428	$123,020

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value.

Depreciation expense was $8.7 million and $7.4 million for the three months ended September 30, 2024 and 2023, respectively, and $24.5 million and $22.6 million for the nine months ended September 30, 2024 and 2023, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

8. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024, are as follows:

(In thousands)	Network Solutions	Services & Support	Total
As of December 31, 2023	$297,031	$56,384	$353,415
Goodwill impairment	(290,528)	—	(290,528)
Foreign currency translation adjustments	(6,503)	500	(6,003)
As of September 30, 2024	$—	$56,884	$56,884

Goodwill represents the excess purchase price over the fair value of net assets acquired. The Company performs its annual goodwill impairment assessment on the first day of the fourth quarter. In addition, the Company performs an interim impairment assessment prior to our annual measurement date whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.

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

No impairment of goodwill was recognized during the three months ended September 30, 2024. Goodwill impairment recognized during the nine months ended September 30, 2024, was $292.6 million. Goodwill impairment recognized during the three and nine months ended September 30, 2023, was $37.9 million. As of September 30, 2024, accumulated goodwill impairment losses totaled $330.5 million.

The Company will continue to monitor its stock price, operating results and other macroeconomic factors to determine if there is indication of a decline in fair value requiring an event driven assessment of the recoverability of its remaining goodwill prior to the annual assessment.

9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

		As of September 30, 2024			As of December 31, 2023
(In thousands)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	8.5	$332,245	$(91,210)	$241,035	$329,369	$(61,271)	$268,098
Customer relationships	10.9	$54,016	$(18,461)	$35,555	$54,856	$(15,943)	$38,913
Trade names	3.0	29,955	(24,993)	4,962	29,689	(16,379)	13,310
Backlog	1.6	57,905	(55,133)	2,772	57,391	(52,022)	5,369
Licensed technology	9.0	5,900	(4,288)	1,612	5,900	(3,797)	2,103
Licensing agreements	8.5	560	(398)	162	560	(368)	192
Patents	7.3	—	—	—	500	(500)	—
Total		$480,581	$(194,483)	$286,098	$478,265	$(150,280)	$327,985

Intangible assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred. In connection with the preparation of the financial statements for each period in 2024 and 2023, the Company assessed impairment triggers related to intangible assets. No impairment losses related to intangible assets were recorded during the three and nine months ended September 30, 2024 and 2023.

Amortization expense was $14.7 million and $16.5 million in the three months ended September 30, 2024 and 2023, respectively, and $43.7 million and $68.8 million in the nine months ended September 30, 2024 and 2023, respectively and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

Estimated future amortization expense of intangible assets is as follows:

As of
(In thousands)	September 30, 2024
2024	$14,905
2025	47,737
2026	44,408
2027	43,018
2028	42,870
Thereafter	93,160
Total	$286,098

10. HEDGING

The Company has certain forward rate agreements to hedge foreign currency exposure of expected future cash flows in foreign currency. The Company does not hold or issue derivative instruments for trading or other speculative purposes. Derivatives are initially recognized at fair value on the date a derivative contract is entered into and are subsequently re-measured to their fair value at the end of each reporting period. All changes in the fair value of derivative instruments are recognized as other (expense) income in the Consolidated Statements of Loss and are classified as Level II under the fair value hierarchy. The derivative instruments are not subject to master netting agreements and are not offset in the Consolidated Balance Sheets. We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties. As of September 30, 2024, the Company had 41 forward rate contracts outstanding.

Foreign Currency Hedging Arrangements

On November 3, 2022, the Company entered into a euro/U.S. dollar forward contract arrangement ("Initial Forward") with Wells Fargo Bank, N.A. (“Hedge Counterparty”). The Initial Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, enabled the Company to convert a portion of its euro denominated payment obligations under the proposed DPLTA into U.S. Dollars. Under the Initial Forward, the Company agreed to exchange an aggregate notional amount of €160.0 million converted to U.S. dollars at a daily fixed forward rate ranging from EUR/USD 0.98286 to 1.03290. The aggregate amount of €160.0 million was divided into eight quarterly tranches of €20.0 million, which commenced in the fourth quarter of 2022. During the nine months ended September 30, 2024, the Company settled three €20.0 million forward contract tranches, leaving the remaining tranche of €20.0 million to be settled in the fourth quarter of 2024. The Company, at its sole discretion, may exchange all or part of each tranche on any given day within the applicable quarter; provided, however, that it must exchange the full tranche by the end of such quarter. The Initial Forward may be accelerated or terminated early for a number of reasons, including but not limited to (i) non-payment by the Company or the Hedge Counterparty, (ii) breach of representation or warranty or covenant by either party or (iii) insolvency or bankruptcy of either party.

On March 21, 2023, the Company entered into a euro/U.S. dollar forward contract arrangements (“Forward”) with the Hedge Counterparty. Under the Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, the Company exchanged an aggregate notional amount of €160.0 million converted to U.S. dollars at an average rate of EUR/USD 1.085. During the nine months ended September 30, 2024, the Company settled three $20.0 million forward contract tranches, leaving the remaining tranche of $20.0 million to be settled in the fourth quarter of 2024. These forward contracts were executed to sell EUR and to buy USD and were entered into for the purpose of unwinding the Initial Forward to buy EUR and to sell USD. The drawdown dates of the Initial Forward are set to the same date as the maturity of the offsetting Forward.

The fair values of the Company's derivative instruments recorded in the Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023 were as follows:

(In thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives Not Designated as Hedging Instruments (Level 2):
Foreign exchange contracts – derivative assets	Other receivables	$1,712	$7,125
Foreign exchange contracts – derivative liabilities	Accounts payable	$(1,030)	$(2,277)
Total derivatives		$682	$4,848

The change in the fair values of the Company's derivative instruments recorded in the Condensed Consolidated Statements of Loss during the three and nine months ended September 30, 2024 and 2023 were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands)	Income Statement Location	2024	2023	2024	2023
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Other (expense) income, net	$(411)	$1,012	$(380)	$1,076

11. CREDIT AGREEMENTS

The carrying amounts of the Company's non-current revolving credit facility in its Condensed Consolidated Balance Sheets were as follows:

	As of	As of
(In thousands)	September 30, 2024	December 31, 2023
Wells Fargo credit agreement	$189,849	$195,000
Total non-current revolving credit facility	$189,849	$195,000

As of September 30, 2024, the weighted average interest rate on our revolving credit agreements was 8.45%.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN, Inc., as the borrower ("U.S. Borrower"), and the Company entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (as amended from time to time, the “Credit Agreement”). As of the date of this filing, the Credit Agreement allows for revolving credit borrowings of up to $400.0 million in aggregate principal amount ($100.0 million of which is available to Adtran Networks as borrower pursuant to the Subline (as defined and further described below).

On August 9, 2023, ("First Amendment Effective Date") the Company and ADTRAN, Inc. entered into a First Amendment to Credit Agreement (“First Amendment”).

The First Amendment, among other things, increased the available funding from $100.0 million to $400.0 million. In addition, a new $50.0 million delayed draw term loan facility (“DDTL”) was introduced, which (subject to certain conditions) was available for borrowing in the event that at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of the First Amendment Effective Date was tendered (such event, a “Springing Covenant Event”). Upon the occurrence of a Springing Covenant Event, the Company will enter a “Springing Covenant Period”, defined as the fiscal quarter in which a Springing Covenant Event occurs and the three (3) consecutive fiscal quarters thereafter. During the Springing Covenant Period, the Company’s leverage ratios are increased. Although the ability to borrow under the DDTL expired on August 9, 2024, the Springing Covenant Event and Springing Covenant Period remain in effect.

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

On January 16, 2024 ("Second Amendment Effective Date"), the Company and ADTRAN, Inc. entered into a Second Amendment to Credit Agreement and First Amendment to Collateral Agreement ("Second Amendment"). The Second Amendment, among other things, introduced the Covenant Relief Period, which provided the Company with additional covenant headroom while imposing a minimum liquidity financial covenant from the end of the fourth quarter of 2023 to the end of the third quarter of 2024. The Covenant Relief Period ended on November 7, 2024.

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

On June 4, 2024, the Company, ADTRAN, Inc., and Adtran Networks entered into a Fourth Amendment to Credit Agreement ("Fourth Amendment"). The Fourth Amendment, among other things, created a new sublimit under the existing $400.0 million revolving commitments, in an aggregate amount of $100.0 million (“Subline”), which Subline is available for borrowings by Adtran Networks. Prepayments of outstanding loans under the Subline that result in the remaining outstanding loans under the Subline being less than the German Commitment Reduction Threshold will result in a permanent partial reduction of the commitments in respect of the Subline. The German Commitment Reduction Threshold is initially $75.0 million and may be lowered from time to time pursuant to the terms of the Fourth Amendment. The existing swing line sublimit and letter of credit sublimit under the Credit Agreement remained available to the US Borrower (and not to Adtran Networks) after giving effect to the Fourth Amendment. Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

As of September 30, 2024, ADTRAN, Inc.’s borrowings under the revolving line of credit were $189.8 million, of which approximately $115.0 million were borrowed by ADTRAN, Inc. and $75.0 million were borrowed under the Subline by Adtran Networks. The credit facilities provided under the Credit Agreement mature in July 2027, but the U.S. Borrower may request extensions subject to customary conditions. In addition, the U.S. Borrower may utilize up to $50.0 million of the $400.0 million total revolving facility for the issuance of letters of credit. As of September 30, 2024, we had a total of $4.4 million in letters of credit under ADTRAN, Inc. outstanding under the Credit Agreement, leaving a net amount (after giving effect to the $189.8 million of outstanding borrowings described above) of $205.6 million available for future borrowings; however, as of September 30, 2024, the Company was limited to additional borrowings of $24.1 million based on debt covenant compliance metrics. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration. As of September 30, 2024, the Company was in compliance with all covenants.

Revolving Line of Credit Interest Rate

All U.S. dollar borrowings under the revolving line of credit other than swingline loans, which bear interest at the Base Rate (as defined below plus the applicable margin), bear interest, at the Company’s option, at a rate per annum equal to either (A) the Base Rate plus an applicable margin ranging from 0.65% to 1.65% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period (as defined below), an applicable margin of 2.15% per annum), or (B) Adjusted Term SOFR (as defined below) plus an applicable margin ranging from 1.65% to 2.65% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period, an applicable margin of 3.15% per annum).

“Base Rate” means the highest of (a) the federal funds rate (i.e., for any day, the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus ½ of 1.0%, (b) the prime commercial lending rate of the Administrative Agent, as established from time to time at its principal U.S. office (which such rate is an index or base rate and will not necessarily be its lowest or best rate charged to its customers or other banks), or (c) the daily Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor plus 1.0%. The Base Rate is subject to a floor of 1.00% per annum.

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

In addition, if on or prior to December 31, 2024, we have not reduced the aggregate revolving credit commitment to $340.0 million or less, the applicable margin for all loans shall be increased by 1.00% per annum, and (y) if on or prior to June 30, 2025 we have not reduced the aggregate revolving credit commitment to $300.0 million or less, the applicable margin for all loans shall be increased by 1.00% per annum.

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
•
If a Springing Covenant Period is not in effect, the Consolidated Senior Secured Net Leverage Ratio may not exceed 3.25x.
•
As of the last day of any fiscal quarter, commencing with the fiscal quarter ended December 31, 2023, the Consolidated Fixed Charge Coverage Ratio may not be less than 1.25x.
•
During a Springing Covenant Period, as of the last day of any fiscal quarter (i) cash and cash equivalents of the Credit Parties must be at least $50.0 million and (ii) cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million.

All obligations under the Credit Agreement (including under the Subline) are guaranteed by ADTRAN, Inc., and certain subsidiaries of ADTRAN, Inc. (“Full Facility Guarantors”). To secure such guarantees, ADTRAN, Inc. and the Full Facility Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets, and ADTRAN, Inc. has granted mortgages in favor of the Administrative Agent over certain owned real estate assets. Certain of Adtran Networks' subsidiaries ("Subline Guarantors") have provided a guarantee solely of the obligations in respect of the Subline. Furthermore, to secure such guarantees, the Subline Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets. Adtran Networks has also granted security interests in favor of the Administrative Agent over substantially all of its tangible and intangible assets, to secure solely its obligations under the Subline. Upon repayment in full and termination of the Subline, the guarantees by the Subline Guarantors and the liens granted by Adtran Networks and the Subline Guarantors to secure obligations under the Subline will be released.

The Credit Agreement, as amended, contains customary affirmative and negative covenants, including incurrence covenants and certain other limitations on the ability of the Company and the Company’s subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments, dispose of assets, make restricted payments, engage in mergers or consolidations, engage in transactions with affiliates, modify its organizational documents, and enter into certain restrictive agreements. The negative covenants are subject to various exceptions and carveouts. It also contains customary events of default, such as misrepresentation and a default in the performance or observance of any covenant (subject to customary cure periods and materiality thresholds). Upon the occurrence and during the continuance of an event of default, the Administrative Agent is entitled to take various actions, including the acceleration of all amounts due under the Credit Agreement.

12. EMPLOYEE BENEFIT PLANS

Pension Benefit Plan

We maintain a defined benefit pension plan covering employees in certain foreign countries. The Company's net non-current pension liability for all defined benefit pension plans totaled $12.1 million and $12.5 million as of September 30, 2024, and December 31, 2023, respectively, and the net current pension liability for all defined benefit pension plans totaled $0.1 million as of September 30, 2024, and December 31, 2023, which is included in accounts payable on the Condensed Consolidated Balance Sheets. The Company's defined benefit pension liability represents the projected benefit obligation, which is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of retirement.

The following table summarizes the components of net periodic pension cost related to the Company's defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Service cost	$340	$401	$1,013	$1,203
Interest cost	286	(33)	852	(99)
Expected return on plan assets	(360)	59	(1,074)	177
Amortization of actuarial losses	2	7	7	20
Net periodic pension cost	$268	$434	$798	$1,301

The components of net periodic pension cost, other than the service cost component, are included in other (expense) income, net in the Condensed Consolidated Statements of Loss. Service cost is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss. The Company made contributions to the defined benefit pension plans totaling $3.0 million and $2.8 million during the nine months ended September 30, 2024 and 2023, respectively. Contributions to the defined benefit pension plans for the remainder of 2024 will be limited to benefit payments to retirees which are paid out of the operating cash flows of the Company and are expected to be approximately $1.0 million.

13. EQUITY

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income, net of tax, by component:

	Three Months Ended September 30, 2024
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of June 30, 2024	$(382)	$(2,573)	$30,850	$385	$28,280
Other comprehensive (loss) income before reclassifications	(10)	—	18,988	—	18,978
Amounts reclassified from accumulated other comprehensive income	10	109	—	—	119
Net current period other comprehensive gain	—	109	18,988	—	19,097
Balance as of September 30, 2024	$(382)	$(2,464)	$49,838	$385	$47,377

	Three Months Ended September 30, 2023
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of June 30, 2023	$(773)	$(958)	$42,831	$385	$41,485
Other comprehensive income (loss) before reclassifications	635	—	(29,715)	—	(29,080)
Amounts reclassified from accumulated other comprehensive income	(244)	(83)	—	—	(327)
Net current period other comprehensive income (loss)	391	(83)	(29,715)	—	(29,407)
Less: Comprehensive income attributable to non-controlling interest, net of tax	—	—	—	—	—
Balance as of September 30, 2023	$(382)	$(1,041)	$13,116	$385	$12,078

	Nine Months Ended September 30, 2024
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2023	$(382)	$(2,506)	$49,968	$385	$47,465
Other comprehensive loss before reclassifications	(134)	—	(130)	—	(264)
Amounts reclassified from accumulated other comprehensive income	134	42	—	—	176
Net current period other comprehensive income (loss)	—	42	(130)	—	(88)
Balance as of September 30, 2024	$(382)	$(2,464)	$49,838	$385	$47,377

	Nine Months Ended September 30, 2023
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2022	$(836)	$(1,016)	$27,593	$385	$26,126
Other comprehensive income (loss) before reclassifications	733	—	(14,095)	—	(13,362)
Amounts reclassified from accumulated other comprehensive income	(279)	(25)	—	—	(304)
Net current period other comprehensive income (loss)	454	(25)	(14,095)	—	(13,666)
Less: Comprehensive income attributable to non-controlling interest, net of tax	—	—	382	—	382
Balance as of September 30, 2023	$(382)	$(1,041)	$13,116	$385	$12,078

The following tables present the details of reclassifications out of accumulated other comprehensive income:

	Three Months Ended September 30, 2024
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(13)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial loss	(158)	(1)
Total reclassifications for the period, before tax	(171)
Tax expense	52
Total reclassifications for the period, net of tax	$(119)
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Loss.

	Three Months Ended September 30, 2023
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$321	Net investment gain (loss)
Defined benefit plan adjustments – actuarial gain	120	(1)
Total reclassifications for the period, before tax	441
Tax benefit	(114)
Total reclassifications for the period, net of tax	$327
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Loss.

	Nine Months Ended September 30, 2024
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(181)	Net investment gain (loss)
Defined benefit plan adjustments – actuarial loss	(61)	(1)
Total reclassifications for the period, before tax	(242)
Tax expense	66
Total reclassifications for the period, net of tax	$(176)
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Loss.

	Nine Months Ended September 30, 2023
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$367	Net investment gain (loss)
Defined benefit plan adjustments – actuarial gain	36	(1)
Total reclassifications for the period, before tax	403
Tax benefit	(99)
Total reclassifications for the period, net of tax	$304
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Loss.

The following table presents the tax effects related to the change in each component of other comprehensive (loss) income:

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized (loss) gain on available-for-sale securities	$(13)	$3	$(10)	$836	$(201)	$635
Reclassification adjustment for amounts related to available-for-sale investments included in net gain (loss)	13	(3)	10	(321)	77	(244)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net gain (loss)	158	(49)	109	(120)	37	(83)
Foreign currency translation adjustments	18,988	—	18,988	(29,715)	—	(29,715)
Total Other Comprehensive Income (Loss)	$19,146	$(49)	$19,097	$(29,320)	$(87)	$(29,407)

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized (loss) gain on available-for-sale securities	$(181)	$47	$(134)	$964	$(231)	$733
Reclassification adjustment for amounts related to available-for-sale investments included in net gain (loss)	181	(47)	134	(367)	88	(279)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net gain (loss)	61	(19)	42	(36)	11	(25)
Foreign currency translation adjustments	(130)	—	(130)	(14,095)	—	(14,095)
Total Other Comprehensive Loss	$(69)	$(19)	$(88)	$(13,534)	$(132)	$(13,666)

14. REDEEMABLE NON-CONTROLLING INTEREST

As of September 30, 2024, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 33.0%.

The following table summarizes the redeemable non-controlling interest activity for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

	Nine Months Ended	For the Year Ended
(In thousands)	September 30, 2024	December 31, 2023
Balance at beginning of period	$442,152	$—
Reclassification of non-controlling interests	—	443,757
Redemption of redeemable non-controlling interest	(20,376)	(1,657)
Net income attributable to redeemable non-controlling interests	7,417	10,092	(1)
Annual recurring compensation earned	(7,417)	(10,092)	(1)
Adtran Networks stock option exercises	—	52
Balance at end of period	$421,776	$442,152	(1)

(1) Following the third quarter of 2024, the Company identified errors primarily impacting the carrying values of the redeemable non-controlling interest, retained deficit, the net income attributable to the non-controlling interest and the net loss attributable to the Company and, as a consequence, of the loss per common share attributable to the Company. We have revised our previously issued Condensed Consolidated Financial Statements for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024. See Note 1 for additional information.

Annual recurring compensation payable on untendered outstanding shares under the DPLTA must be recognized as it is accrued. For the three and nine months ended September 30, 2024, we have accrued $2.4 million and $7.4 million, respectively, representing the portion of the annual recurring cash compensation to the non-controlling shareholders during such periods, which will be paid after the ordinary general shareholders' meeting of Adtran Networks in 2025. For the year ended December 31, 2023, we paid $10.1 million representing the portion of the annual recurring cash compensation to the non-controlling shareholders during such period. See Note 1 for additional information on RNCI and the annual dividend.

15. LOSS PER SHARE

The calculation of basic and diluted loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(31,239)	$(78,210)	$(404,955)	$(156,697)
Effect of redemption of RNCI	2,976	—	2,976	—
Net loss attributable to ADTRAN Holdings, Inc. common shareholders	$(28,263)	$(78,210)	$(401,979)	$(156,697)
Denominator
Weighted average number of shares – basic	78,952	78,389	78,873	78,378
Effect of dilutive securities
Stock options	—	—	—	—
PSUs, RSUs and restricted stock	—	—	—	—
Weighted average number of shares – diluted	78,952	78,389	78,873	78,378
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(0.36)	$(1.00)	$(5.10)	$(2.00)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.36)	$(1.00)	$(5.10)	$(2.00)

For the three months ended September 30, 2024 and 2023, 0.9 million and 0.5 million shares, respectively, and for the nine months ended September 30, 2024 and 2023, 1.1 million and 0.4 million, respectively, of unvested PSUs, RSUs and restricted stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

For the three months ended September 30, 2024 and 2023, 4.0 million and 2.6 million stock options, respectively, and for the nine months ended September 30, 2024 and 2023, 4.2 million and 1.4 million stock options, respectively, were outstanding but were not included in the computation of diluted earnings per share. These stock options were excluded because their exercise prices were greater than the average market price of the common shares during the applicable period, making them anti-dilutive under the treasury stock method.

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

The following tables present information about the revenue and gross profit of the Company's reportable segments:

	Three Months Ended
	September 30, 2024		September 30, 2023
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$181,488	$55,713	$228,564	$47,277
Services & Support	46,216	29,538	43,767	26,960
Total	$227,704	$85,251	$272,331	$74,237

	Nine Months Ended
	September 30, 2024		September 30, 2023
(In thousands)	Revenue	Gross Profit	Revenue	Gross Profit
Network Solutions	$541,955	$156,472	$793,984	$176,607
Services & Support	137,913	82,609	129,637	77,991
Total	$679,868	$239,081	$923,621	$254,598

For each of the three months ended September 30, 2024 and 2023, $2.9 million and $1.5 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the nine months ended September 30, 2024 and 2023, $7.4 million and $4.5 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the three months ended September 30, 2024 and 2023, $0.1 million and $2 thousand, respectively, of depreciation expense was included in gross profit for our Services & Support segment. For the nine months ended September 30, 2024 and 2023, $0.2 million and $7 thousand, respectively, of depreciation expense was included in gross profit for our Services & Support segment.

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
United States	$102,527	$111,494	$293,420	$375,254
United Kingdom	49,366	60,347	145,666	212,171
Germany	27,270	41,242	91,553	150,710
Other international	48,541	59,248	149,229	185,486
Total	$227,704	$272,331	$679,868	$923,621

17. LIABILITY FOR WARRANTY RETURNS

The Company's products generally include warranties of 90 days to five years for product defects. The Company accrues for warranty returns at the time of product shipment based on its historical return rate and estimate of the cost to repair or replace the defective products. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. The increasing complexity of the Company's products may cause warranty incidences, when they arise, to be more costly. Estimates regarding future warranty obligations may change due to product failure rates, material usage and other rework costs incurred in correcting a product failure. In addition, from time to time, specific warranty accruals may be recorded if unforeseen problems arise. Should the Company's actual experience relative to these factors be worse than its estimates, the Company will record additional warranty expense. The liability for warranty obligations totaled $5.6 million and $6.4 million as of September 30, 2024 and December 31, 2023, respectively, and is included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. The warranty expense and write-off activity for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Balance at beginning of period	$6,024	$6,831	$6,445	$7,196
Plus: Amounts charged to cost and expenses	395	752	1,779	2,289
Plus: Foreign currency translation adjustments	84	(73)	21	(33)
Less: Deductions	(854)	(943)	(2,596)	(2,885)
Balance at end of period	$5,649	$6,567	$5,649	$6,567

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

DPLTA Exit and Recurring Compensation Costs

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 3.37% as of September 30, 2024. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €326.9 million or approximately $364.1 million, based on an exchange rate as of September 30, 2024, and reflecting interest accrued through September 30, 2024, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

Our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.9 million (or $10.0 million based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. During the three months ended September 30, 2024 and 2023, we accrued $2.4 million and $2.6 million, respectively, in Annual Recurring Compensation. During the nine months ended September 30, 2024 and 2023, we accrued $7.4 million and $7.6 million, respectively, in Annual Recurring Compensation, which was reflected as an increase to retained deficit.

For the three and nine months ended September 30, 2024, approximately 830 thousand shares and 831 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 million, or approximately $17.4 million, based on an exchange rate as of September 30, 2024, being paid to Adtran Networks shareholders. For the three and nine months ended September 30, 2023, less than 1 thousand shares and 64 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €8 thousand and €1.1 million, respectively, or approximately $9 thousand and $1.2 million, respectively, based on an exchange rate as of September 30, 2023, being paid to Adtran Networks shareholders.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of September 30, 2024, and December 31, 2023, we had commitments related to these bonds totaling $14.6 million and $10.8 million, respectively, which expire at various dates through April 2031. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for our products. Our inventory purchase obligations are for product manufacturing requirements, as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase obligations with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. As of September 30, 2024, purchase obligations totaled $261.8 million.

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

During the three and nine months ended September 30, 2024, we recognized $5.9 million and $40.6 million of costs related to the Business Efficiency Program, respectively. The costs recognized during the nine months ended September 30, 2024, included total other renegotiated charges and inventory write-down of $8.6 million as a result of a strategy shift which included discontinuance of certain items in connection with the Business Efficiency Program, of which, $4.1 million relates to inventory write-downs and $4.5 million relates to other charges, and are included in cost of revenue in the Condensed Consolidated Statements of Loss. Since the inception of the Business Efficiency Program, we recognized $65.6 million of costs. We expect costs in the fourth quarter 2024 relating to the

Business Efficiency Program to range between $9.6 million and $13.8 million. Management expects these planned costs to include severance costs to be approximately $6.2 million in connection with reductions in workforce and site consolidation transaction expenses (primarily brokers fees and Greifswald exit costs) ranging from $3.4 million to $7.6 million. The broker fees related to our site consolidation expenses will be netted against proceeds upon the sale of the building(s). Future cash payments include: severance costs and outplacement fees that are anticipated to be $23.1 million, and payments relating to the site consolidation transaction expenses that are anticipated to be in the range of $3.4 million to $7.6 million. We do not anticipate any remaining payments related to the inventory strategy shift. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Business Efficiency Program, including potential impairment charges related to the discontinuance of additional product lines, regulatory requirements related to personnel measures, and site closures.  However, we are not able to estimate the amount or range of amounts of such potential incremental charges as of the date of this filing. If required, we will amend this disclosure at such time as management is able in good faith to estimate the amount, or range of amounts, of these charges.

For the three and nine months ended September 30, 2023, we recognized $24.9 million and $33.2 million of restructuring costs relating to the Business Combination under the multi-year integration program and synergy realization that are included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statement of Loss, respectively. This included the write down of inventory of $21.0 million due to a restructuring discontinuation of certain product lines within our Network Solutions segment during the three and nine months ended September 30, 2023. See Note 6, Inventory, for additional information regarding the write down of inventory.

A reconciliation of the beginning and ending restructuring liabilities, which is included in accrued wages and benefits and accounts payable in the Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2024
Balance at beginning of period	$18,657	$8,309
Plus: Amounts charged to cost and expense	5,936	36,441
Less: Amounts paid	(7,770)	(27,927)
Balance as of September 30, 2024	$16,823	$16,823

For the Year Ended
(In thousands)	December 31, 2023
Balance as of December 31, 2022	$159
Plus: Amounts charged to cost and expense	22,241
Less: Amounts paid	(14,091)
Balance as of December 31, 2023	$8,309

Restructuring expenses included in the Condensed Consolidated Statements of Loss are for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023

Network Solutions - Cost of revenue	$517	$611	$3,359	$669
Network Solutions - other (credits), charges and inventory write-down	(328)	21,043	$8,597	21,043
Services & Support - Cost of revenue	(182)	(24)	2,086	(6)
Cost of revenue	$7	$21,630	$14,042	$21,706
Selling, general and administrative expenses	2,681	3,387	7,980	6,960
Research and development expenses	3,248	(144)	18,554	4,512
Total restructuring expenses	$5,936	$24,873	$40,576	$33,178

The following table represents the components of restructuring expenses by geographic area for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
United States	$1,208	$22,598	$17,495	$25,217
International	4,728	2,275	23,081	7,961
Total restructuring expenses	$5,936	$24,873	$40,576	$33,178

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

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to "ADTRAN", the “Company,” “we”, “us” and “our” refer to ADTRAN Holdings, Inc. and its consolidated subsidiaries. Furthermore, unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “Adtran Networks” refer to Adtran Networks SE (formerly ADVA Optical Networking SE).

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

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than us) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share plus guaranteed interest ("Exit Compensation"), or (ii) to remain Adtran Networks shareholders and receive a recurring compensation in cash of €0.52 per share for each full fiscal year of Adtran Networks (“Annual Recurring Compensation”). The guaranteed interest component under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component that was 3.37% as of September 30, 2024. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024, and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. The adequacy of both forms of compensation has been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (in each case, including interest thereon) than agreed upon in the DPLTA.

The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). For the three and nine months ended September 30, 2024, approximately 830 thousand shares and 831 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 million, or approximately $17.4 million, based on an exchange rate as of September 30, 2024, being paid to Adtran Networks shareholders. For the three and nine months ended September 30, 2023, less than 1 thousand shares and 64 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €8 thousand and €1.1 million, respectively, or approximately $9 thousand and $1.2 million, respectively, based on an exchange rate as of September 30, 2023, being paid to Adtran Networks shareholders.

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

We currently hold 34,855,921 no-par value bearer shares of Adtran Networks, representing 67.0% of Adtran Networks outstanding shares as of September 30, 2024.

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

During the three and nine months ended September 30, 2024, we recognized $5.9 million and $40.6 million of costs related to the Business Efficiency Program, respectively. The costs recognized during the nine months ended September 30, 2024, included charges of $8.6 million as a result of a strategy shift which included discontinuance of certain items in connection with the Business Efficiency Program, of which, $4.1 million relates to inventory write-downs and $4.5 million relates to other charges, and are included in cost of revenue in the Condensed Consolidated Statements of Loss. Since the inception of the Business Efficiency Program, we recognized $65.6 million of costs. We expect costs in the fourth quarter 2024 relating to the Business Efficiency Program to range between $9.6 million and $13.8 million. Management expects these planned costs to include severance costs to be approximately $6.2 million in connection with reductions in workforce and site consolidation transaction expenses (primarily brokers fees and Greifswald exit costs) ranging from $3.4 million to $7.6 million. The broker fees related to our site consolidation expenses will be netted against proceeds upon the sale of the building(s). Future cash payments include: severance costs and outplacement fees that are anticipated to be approximately $23.1 million, and payments relating to the site consolidation transaction expenses that are anticipated to be in the range of $3.4 million to $7.6 million, We do not anticipate any remaining payments related to the inventory strategy shift. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Business Efficiency Program, including potential impairment charges related to the discontinuance of additional product lines, regulatory requirements related to personnel measures, and site closures.  However, we are not able to estimate the amount or range of amounts of such potential incremental charges as of the date of this filing. If required, we will amend this disclosure at such time as management is able in good faith to estimate the amount, or range of amounts, of these charges.

Business Combination Integration Costs

During the three and nine months ended September 30, 2024, we recognized $0.4 million and $1.4 million of integration costs related to the Business Combination were incurred. During the three and nine months ended September 30, 2023, $1.7 million and $3.1 million of integration costs related to the Business Combination were incurred, respectively. These transaction costs are included in selling, general and administrative expenses, research & development expenses and cost of revenue in the Condensed Consolidated Statement of Loss. We expect to incur additional integration costs and expenses associated with the implementation of the DPLTA throughout 2024 and such costs are expected to be material. See Note 19 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

FINANCIAL PERFORMANCE AND TRENDS

We ended the third quarter of 2024 with a year-over-year revenue decrease of 16.4% as compared to the three months ended September 30, 2023, driven by decreased volume of sales activity due to customers' focus on reducing inventory levels and continuing uncertain macroeconomic conditions related to inflationary pressures, elevated interest rates and currency fluctuation which impacted the spending behavior of our customers. During the third quarter of 2024, we had one customer with revenues greater than 10.0% which was an international Service Provider customer and our five largest customers comprised 30.1% of our revenue. Our year-over-year domestic revenue decreased by 8.0% and continued to be impacted by elevated customer inventory levels, continuing effects of uncertain macroeconomic conditions and decreased shipments to distributor customers. Internationally, our year-over-year revenue decreased by 22.2%, primarily driven by the unfavorable impact of foreign exchange on revenue as a result of the strengthened U.S. dollar and decreased shipments to network operators in Europe.

Access & Aggregation and Optical Networking revenue categories experienced a general slowdown in revenue as a result of reduced spending by our Service Provider customers as they continue to reduce excess inventory levels and monitor the uncertain macroeconomic conditions. Despite these challenges, we have maintained our emphasis on product development to enable us to respond to rapidly changing technology and evolving industry standards. For example, we expect public funding through projects such as IPCEI ME/CT to further our research and development for new communication technologies. Additionally, public funding through the Broadband Equity, Access and Deployment Program is expected to commence in 2025, which provides a positive outlook for the future. In Europe, we continue to see increased activity from high-risk vendor replacement and broadband subsidy programs.

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

Our operating results have significantly fluctuated and may do so in the future as a result of a number of other factors, including a decline in general economic and market conditions, foreign currency exchange rate movements, inflation, increased competition, customer order patterns, changes in product and services mix, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs, tariffs and announcements of new products by us or our competitors. In recent years, inflationary pressures on input costs, such as raw materials and labor, and distribution costs had a negative impact on our operating results. However, inflationary pressures on our supply chain have eased somewhat, which has led to reductions in cost premiums on raw material costs and freight. We continue to support our customer demand for our products by working with our suppliers, contract manufacturers, distributors and customers to address and to limit the disruption to our operations and order fulfillment. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an additional adverse effect on our business and operating results beyond the effects of the most recent inventory write-downs. Also, not maintaining sufficient inventory levels to ensure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results.

We are exposed to changes in foreign currencies relative to the U.S. dollar, which are references to the differences between the foreign-exchanges rates we use to convert the financial results of our international operations from local currencies into U.S. dollars for financial reporting purposes. This impact of foreign-exchange rate changes is calculated based on the difference between the current period’s currency exchange rates and that of the comparable prior period. Our primary exposures to foreign currency exchange rate movements are with the euro and the British pound. As a result of our global operations, our revenue, gross margin, operating expense and operating loss in some international markets has been and may continue to be affected by foreign currency fluctuations.

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

During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of the Network Solutions reporting unit using a combination of an income approach and a market-based peer group analysis. The Company determined upon its quantitative impairment assessment to recognize a $292.6 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the three months ended March 31, 2024. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the three months ended March 31, 2024. There have been no triggering events identified affecting the valuation of goodwill in our Services & Support reporting unit during the second and third quarters of 2024.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

The following table presents selected financial information derived from our Condensed Consolidated Statements of Loss expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Network Solutions	79.7%	83.9%	79.7%	86.0%
Services & Support	20.3	16.1	20.3	14.0
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	55.4	58.8	55.4	64.6
Network Solutions - other (credits), charges and inventory write-down	(0.1)	7.7	1.3	2.3
Services & Support	7.3	6.2	8.1	5.6
Total Cost of Revenue	62.6	72.7	64.8	72.4
Gross Profit	37.4	27.3	35.2	27.6
Selling, general and administrative expenses	25.3	23.1	25.9	21.3
Research and development expenses	22.7	23.0	25.3	22.0
Goodwill impairment	—	13.9	43.0	4.1
Operating Loss	(10.5)	(32.8)	(59.1)	(19.9)
Interest and dividend income	0.3	0.2	0.2	0.1
Interest expense	(2.5)	(1.7)	(2.5)	(1.3)
Net investment gain (loss)	0.6	(0.5)	0.7	0.1
Other (expense) income, net	(0.4)	0.9	(0.1)	0.5
Loss Before Income Taxes	(12.5)	(33.9)	(60.8)	(20.4)
Income tax (expense) benefit	(0.2)	6.1	2.4	3.9
Net Loss	(12.7)%	(27.8)%	(58.5)%	(16.5)%
Less: Net Income attributable to non-controlling interest	1.0	0.9	1.1	0.5
Net Loss attributable to ADTRAN Holdings, Inc.	(13.7)%	(28.7)%	(59.6)%	(17.0)%

REVENUE

Our revenue decreased 16.4% from $272.3 million for the three months ended September 30, 2023, to $227.7 million for the three months ended September 30, 2024, and decreased 26.4% from $923.6 million for the nine months ended September 30, 2023, to $679.9 million for the nine months ended September 30, 2024. The decrease in revenue for the three and nine months ended September 30, 2024, is primarily driven by a decrease in volume of sales activity due to customers’ focus on reducing inventory levels and the completion of significant customer projects. The decrease in revenue by category for the three months ended September 30, 2024, was primarily attributable to a $45.7 million decrease in Optical Networking Solutions products, and a $27.6 million decrease in Access & Aggregation revenue partially offset by a $28.6 million increase in Subscriber Solutions products. The decrease in revenue by category for the nine months ended September 30, 2024, was primarily attributable to a $187.6 million decrease in Optical Networking Solutions products, and a $75.9 million decrease in Access & Aggregation revenue partially offset by a $19.8 million increase in Subscriber Solutions products. Continued customer concerns over inventory stocking levels have affected our revenue year-to-date in our Optical Networking Solutions category, Access & Aggregation category and our Subscriber Solutions category. This includes our two largest Optical Networking Solutions customers, which we believe are focused on reducing existing inventory.

Network Solutions segment revenue decreased 20.6% from $228.6 million for the three months ended September 30, 2023, to $181.5 million for the three months ended September 30, 2024, and decreased 31.7% from $794.0 million for the nine months ended September 30, 2023, to $542.0 million for the nine months ended September 30, 2024. The decrease in Network Solutions revenue for the three months ended September 30, 2024, was due to a decrease of $47.1 million in volume of sales activity in Optical Networking products, and a decrease of $28.1 million in volume of sales activity in Access & Aggregation products partially offset by an increase of $28.1 million in volume of sales activity in Subscriber Solutions products. The decrease in Network Solutions revenue for the nine months ended September 30, 2024, was due to a decrease of $190.3 million in volume of sales activity in Optical Networking products, and a decrease of $80.0 million in volume of sales activity in Access & Aggregation products partially offset by an increase of $18.3 million in volume of sales activity in Subscriber Solutions products.

Services & Support segment revenue increased 5.6% from $43.8 million for the three months ended September 30, 2023, to $46.2 million for the three months ended September 30, 2024, and increased 6.4% from $129.6 million for the nine months ended

September 30, 2023, to $137.9 million for the nine months ended September 30, 2024. The increase in revenue for the three months ended September 30, 2024, was primarily attributable a $1.5 million increase in Optical Networking services, a $0.5 million increase for Subscriber Solutions and a $0.5 million increase in Access & Aggregation. The increase in revenue for the nine months ended September 30, 2024, was primarily attributable a $4.1 million increase in Access & Aggregation a $2.7 million increase in Optical Networking services, and a $1.5 million increase in Subscriber Solutions services. More specifically, the increase in revenue for the three and nine months ended September 30, 2024, of our ADTRAN, Inc. operations was primarily due to higher volume of sales of our software services and business solutions services.

Domestic revenue decreased by 8.0% from $111.5 million for the three months ended September 30, 2023, to $102.5 million for the three months ended September 30, 2024, and decreased by 21.8% from $375.3 million for the nine months ended September 30, 2023, to $293.4 million for the nine months ended September 30, 2024. The decrease in domestic revenue for the three and nine months ended September 30, 2024, was primarily due to lower volume of sales of our residential solutions products as a result of customers focus on reducing inventory levels across all revenue categories.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., decreased by 22.1% from $160.8 million for the three months ended September 30, 2023 to $125.2 million for the three months ended September 30, 2024 and decreased by 29.5% from $548.4 million for the nine months ended September 30, 2023 to $386.4 million for the nine months ended September 30, 2024. International revenue, as a percentage of total revenue, decreased from 59.1% for the three months ended September 30, 2023, to 55.0% for the three months ended September 30, 2024, and decreased from 59.4% for the nine months ended September 30, 2023, to 56.8% for the nine months ended September 30, 2024. The decrease in international revenue for the three and nine months ended September 30, 2024, was primarily due to the conclusion of specific customer projects and customer concerns over inventory stocking levels. While international revenue has decreased to approximately 55.0% and 56.8% of total revenues for the three and nine months ended September 30, 2024, respectively, the mix of our Network Solutions and Services & Support segments as a percentage of total international revenue remains relatively linear. For the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, changes in foreign currencies relative to the U.S. dollar increased our net revenue by approximately $2.8 million and increased our net revenue by approximately $4.7 million, respectively.

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

COST OF REVENUE

As a percentage of revenue, cost of revenue decreased from 72.7% for the three months ended September 30, 2023, to 62.6% for the three months ended September 30, 2024, and decreased from 72.4% for the nine months ended September 30, 2023, to 64.8% for the nine months ended September 30, 2024. The decrease for the three months ended September 30, 2024 was attributable to a 0.7% decrease in expense as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, a 0.8% decrease in expense as a percentage of revenue related to decreased acquisition costs, a 9.5% decrease in expense as a percentage of revenue in connection with our Business Efficiency Program (primarily a decrease in inventory write-offs related to our strategy shift which included discontinuance of certain product lines), partially offset by a 0.8% increase in expense as a percentage of revenue attributable to changes in customer and product mix. The decrease for the nine months ended September 30, 2024 was attributable to a 3.5% decrease in expense as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, a 3.7% decrease in expense as a percentage of revenue related to decreased acquisition costs, a 1.1% decrease in expense as a percentage of revenue in connection with our Business Efficiency Program (primarily a decrease in inventory write-offs related to our strategy shift which included discontinuance of certain product lines, partially offset by increases in severance and employee related costs), partially offset by a 0.7% increase in expense as a percentage of revenue attributable to changes in customer and product mix. For the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, changes in foreign currencies relative to the U.S. dollar increased our cost of revenue by approximately $0.6 million and increased our cost of revenue by approximately $1.0 million, respectively.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, decreased from 79.3% for the three months ended September 30, 2023, to 69.3% for the three months ended September 30, 2024, and decreased from 77.8% for the nine months ended

September 30, 2023 to 71.1% for the nine months ended September 30, 2024. The decrease in cost of revenue as a percentage of revenue for the three months ended September 30, 2024 was attributable to a 0.8% decrease in expense as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, a 1.0% decrease in expense as a percentage of revenue related to decreased acquisition costs, and a 11.9% decrease in expense as a percentage of revenue in connection with our Business Efficiency Program (primarily a decrease in inventory write-offs related to our strategy shift which included discontinuance of certain product lines), partially offset by a 3.7% increase in expense as a percentage of revenue attributable to changes in customer and product mix. The decrease in cost of revenue as a percentage of revenue for the nine months ended September 30, 2024 was attributable to a 4.4% decrease in expense as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, a 4.6% decrease in expense as a percentage of revenue related to decreased acquisition costs, a 1.8% decrease in expense as a percentage of revenue in connection with our Business Efficiency Program (primarily a decrease in inventory write-offs related to our strategy shift which included discontinuance of certain product lines, partially offset by increases in severance and employee related costs), which resulted in an inventory write down and other charges of $8.6 million incurred as a result of a strategy shift which included discontinuance of certain product lines, partially offset by a 4.1% increase in expense as a percentage of revenue attributable to changes in customer and product mix.

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased from 38.4% for the three months ended September 30, 2023, to 36.1% for the three months ended September 30, 2024, and increased from 39.8% for the nine months ended September 30, 2023 to 40.1% for the nine months ended September 30, 2024. The increase in cost of revenue as a percentage of revenue for the three and nine months ended September 30, 2024, was primarily attributable to changes in customer and product mix.

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

GROSS PROFIT

As a percentage of revenue, gross profit increased from 27.3% for the three months ended September 30, 2023, to 37.4% for the three months ended September 30, 2024, and increased from 27.6% for the nine months ended September 30, 2023 to 35.2% for the nine months ended September 30, 2024. The increase for the three months ended September 30, 2024 was attributable to a 0.7% increase in gross profit as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, a 0.8% increase in gross profit as a percentage of revenue related to decreased acquisition costs, a 9.5% increase in gross profit as a percentage of revenue in connection with decreased expenses with our Business Efficiency Program (primarily a decrease in inventory write-offs related to our strategy shift which included discontinuance of certain product lines), partially offset by a 0.8% decrease in gross profit as a percentage of revenue attributable to changes in customer and product mix. The increase for the nine months ended September 30, 2024 was attributable to a 3.5% increase in gross profit as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, a 3.7% increase in gross profit as a percentage of revenue related to decreased acquisition costs, a 1.1% increase in gross profit as a percentage of revenue in connection with decreased expenses with our Business Efficiency Program (primarily a decrease in inventory write-offs related to our strategy shift which included discontinuance of certain product lines, partially offset by increases in severance and employee related costs), which resulted in an inventory write down and other charges of $8.6 million incurred as a result of a strategy shift which included discontinuance of certain product lines, partially offset by a 0.7% decrease in gross profit as a percentage of revenue attributable to changes in customer and product mix.

As a percentage of that segment's revenue, Network Solutions gross profit increased from 20.7% for the three months ended September 30, 2023, to 30.7% for the three months ended September 30, 2024, and increased from 22.2% for the nine months ended September 30, 2023 to 28.9% for the nine months ended September 30, 2024. The increase for the three months ended September 30, 2024 was attributable to a 0.8% increase in gross profit as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks a 1.0% increase in gross profit as a percentage of revenue related to decreased acquisition costs, a 11.9% increase in gross profit as a percentage of revenue in connection with decreased expenses with our Business Efficiency Program (primarily a decrease in inventory write-offs related to our strategy shift which included discontinuance of certain product lines), partially offset by a 3.7% decrease in gross profit as a percentage of revenue attributable to changes in customer and product mix. The increase for the nine months ended September 30, 2024 was attributable to a 4.4% increase in gross profit as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, a 4.6% increase in gross profit as a percentage of revenue related to decreased acquisition costs, a 1.8% increase in gross profit as a percentage of revenue in connection with decreased expenses with our Business Efficiency Program (primarily a decrease in inventory write-offs related to our strategy shift which included discontinuance of certain product lines, partially offset by increases in severance and employee related costs), which resulted in an inventory write down and other charges of $8.6 million incurred as a result of a strategy shift which included discontinuance of certain product lines, partially offset by a 4.1% decrease in gross profit as a percentage of revenue attributable to changes in customer and product mix.

As a percentage of that segment's revenue, Services & Support gross profit increased from 61.6% for the three months ended September 30, 2023, to 63.9% for the three months ended September 30, 2024, and decreased from 60.2% for the nine months ended September 30, 2023, to 59.9% for the nine months ended September 30, 2024. The decrease was primarily attributable to changes in customer and services mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of revenue, selling, general and administrative expenses increased from 23.1% for the three months ended September 30, 2023, to 25.3% for the three months ended September 30, 2024, and increased from 21.3% for the nine months ended September 30, 2023, to 25.9% for the nine months ended September 30, 2024. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared. We are still in the process of implementing our Business Efficiency Program, which we expect will lower selling, general and administrative expenses as a percentage of revenue over time.

Selling, general and administrative expenses decreased 8.4% from $62.9 million for the three months ended September 30, 2023, to $57.6 million for the three months ended September 30, 2024, and decreased 10.5% from $196.9 million for the nine months ended September 30, 2023, to $176.2 million for the nine months ended September 30, 2024. Selling, general and administrative expenses include personnel costs for management, accounting, information technology, human resources, sales and marketing, as well as independent auditor, tax and other professional fees, contract services and legal and litigation related costs. The decrease in selling, general and administrative expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily attributable to the impact of the Company's Business Efficiency Program and integration programs. Specifically, the Company reduced its employee-related costs by $3.4 million. The decrease for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily attributable to the impact of the Company's Business Efficiency Program and integration programs. Specifically, the Company reduced its employee-related costs by $17.0 million, and travel expenses by $2.0 million. For the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, changes in foreign currencies relative to the U.S dollar decreased our selling, general and administrative expenses by approximately $0.3 million and increased our selling, general and administrative expenses by approximately $0.6 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

As a percentage of revenue, research and development expenses decreased from 23.0% for the three months ended September 30, 2023, to 22.7% for the three months ended September 30, 2024, and increased from 22.0% for the nine months ended September 30, 2023, to 25.3% for the nine months ended September 30, 2024. Research and development expenses as a percentage of revenue will generally fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared. We are still in the process of implementing our Business Efficiency Program, which we expect will lower research and development expense as a percentage of revenue over time.

Research and development expenses decreased 17.8% from $62.8 million for the three months ended September 30, 2023, to $51.6 million for the three months ended September 30, 2024, and decreased 15.3% from $203.5 million for the nine months ended September 30, 2023, to $172.3 million for the nine months ended September 30, 2024. The decrease in research and development expenses for the three months ended September 30, 2024, was primarily attributable to the impact of the Company's Business Efficiency Program and integration programs. Specifically, the Company reduced its employee-related costs by $5.6 million and contract services by $2.5 million. The decrease for the nine months ended September 30, 2024, was primarily attributable to the impact of the Company's Business Efficiency Program and integration programs. Specifically, the Company reduced its employee-related costs by $11.5 million and contract services by $6.7 million. For the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, changes in foreign currencies relative to the U.S. dollar increased our research and development expenses by approximately $0.5 million and increased our research and development expenses by approximately $1.4 million, respectively.

Adtran Networks has arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expenses incurred. For the three months ended September 30, 2024 and 2023, the Company recognized $2.5 million and $0.8 million as a reduction of research and development expense, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recognized $6.6 million and $2.3 million as a reduction of research and development expense, respectively.

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

GOODWILL IMPAIRMENT

No goodwill impairment was recognized during the three months ended September 30, 2024. During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, cautious service provider spending due to economic uncertainty and continued customer focus on inventory adjustments, triggered a quantitative impairment assessment for our reporting units. The Company determined upon its quantitative impairment assessment to recognize a $292.6 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the nine months ended September 30, 2024.

During the third quarter of 2023, qualitative factors, such as a decrease in the Company's market capitalization and long-term projections, triggered a quantitative impairment assessment for our reporting units. The Company determined upon its quantitative impairment assessment to recognize a $37.9 million non-cash goodwill impairment charge for the Services & Support reporting unit. The Company did not recognize any impairment charges for the Network Solutions reporting unit during the nine months ended September 30, 2023. For additional information, see Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased from $0.5 million for the three months ended September 30, 2023, to $0.7 million for the three months ended September 30, 2024 and increased from $1.2 million for the nine months ended September 30, 2023, to $1.4 million for the nine months ended September 30, 2024. The increase in interest and dividend income is primarily attributable to fluctuations in investment balances and an increase in the rate of return on those investments due to interest rate movements.

INTEREST EXPENSE

Interest expense increased from $4.5 million for the three months ended September 30, 2023, to $5.7 million for the three months ended September 30, 2024, and increased from $11.9 million for the nine months ended September 30, 2023, to $17.2 million for the nine months ended September 30, 2024. The increase in interest expense during the three and nine months ended September 30, 2024, was primarily driven by higher amortization of debt issuance costs, as well as higher interest rates associated with the amendments of the Credit Agreement and higher average borrowings outstanding versus the three and nine months ending September 30, 2023. See Note 11 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report.

NET INVESTMENT GAIN (LOSS)

We recognized a net investment loss of $1.4 million for the three months ended September 30, 2023 and a net investment gain $1.4 million for the three months ended September 30, 2024 and recognized a net investment gain of $1.1 million and $4.5 million for the nine months ended September 30, 2023, and 2024, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 5 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER (EXPENSE) INCOME, NET

Other (expense) income, net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, decreased from income of $2.5 million for the three months ended September 30, 2023 to expense of $0.9 million for the three months ended September 30, 2024 and decreased from income of $4.7 million for the nine months ended September 30, 2023 to expense of $0.4 million for the nine months ended September 30, 2024.

INCOME TAX (EXPENSE) BENEFIT

The Company's effective tax rate changed from a benefit of 18.0% of pre-tax loss for the three months ended September 30, 2023, to a expense of 1.4% of pre-tax loss for the three months ended September 30, 2024 and changed from a benefit of 19.2% of pre-tax loss for the nine months ended September 30, 2023, to a benefit of 3.9% of pre-tax loss for the nine months ended September 30, 2024. The changes in the effective tax rate for the three and nine months ended September 30, 2024, were driven primarily by non-deductible impairment charges and a loss jurisdiction for which no tax benefits were recognized on its pre-tax losses incurred during the nine months ended September 30, 2024.

NET LOSS ATTRIBUTABLE TO ADTRAN HOLDINGS, INC.

As a result of the above factors, net loss attributable to ADTRAN Holdings, Inc. decreased from net loss of $78.2 million for the three months ended September 30, 2023, to a net loss of $31.2 million for the three months ended September 30, 2024, and increased from net loss of $156.7 million for the nine months ended September 30, 2023, to a net loss of $405.0 million for the nine months ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our ongoing business with existing cash, investments and cash flow from operations; however, we have increasingly relied upon our credit arrangements to manage our working capital needs. We had a positive cash flow from operating activities of $88.4 million in the nine months ended September 30, 2024. We have used, and expect to continue to use, existing cash, investments, credit arrangements and cash generated from operations for working capital and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures.

As of September 30, 2024, our cash on hand was $88.5 million of which $62.6 million was held by our foreign subsidiaries. The Company had access to $205.6 million on its Credit Facility for future borrowings; however, as of September 30, 2024, the Company was limited to additional borrowings of $24.1 million based on debt covenant compliance metrics. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax. As of December 31, 2023, our cash on hand was $87.2 million, of which $73.0 million was held by our foreign subsidiaries.

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 3.37% as of September 30, 2024. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €326.9 million or approximately $364.1 million, based on an exchange rate as of September 30, 2024, and reflecting interest accrued through September 30, 2024, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

We are also obligated to absorb any annual net loss of Adtran Networks under the DPLTA. Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.9 million or $10.0 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024; therefore, the Annual Recurring Compensation was paid on July 3, 2024. During the three months ended September 30, 2024 and 2023, we accrued $2.4 million and $2.6 million, respectively, in Annual Recurring Compensation. During the nine months ended September 30, 2024 and 2023, we accrued $7.4 million and $7.6 million, respectively, in Annual Recurring Compensation which is reflected as an increase to retained deficit.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended four times. The Company had access to $205.6 million on its Credit Facility for future borrowings; however, as of September 30, 2024, the Company was limited to additional borrowings of $24.1 million based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (or 4.0x to 3.5x during a Springing Covenant Period), and a Consolidated Fixed Charge Coverage Ratio of 1.25x. See Note 11, Revolving Credit Agreements for additional information regarding the terms of the Wells Fargo Credit Agreement and its amendments.

As of September 30, 2024, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company does not have sufficient liquidity to meet payment obligations under the DPLTA pertaining to Exit Compensation. For the three and nine months ended September 30, 2024, approximately 830 thousand shares and 831 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 million, or approximately $17.4 million, based on an exchange rate as of September 30, 2024, being paid to Adtran

Networks shareholders. For the three and nine months ended September 30, 2023, less than 1 thousand shares and 64 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €8 thousand and €1.1 million, respectively, or approximately $9 thousand and $1.2 million, respectively, based on an exchange rate as of September 30, 2023, being paid to Adtran Networks shareholders.

As of September 30, 2024, and as of the date of issuance of these financial statements, the Company does not have sufficient liquidity to meet payment obligations under the DPTLA pertaining to Exit Compensation. While the Company did experience $17.4 million of redemptions in Q3 2024, we believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the diverse base of shareholders that must make this election on an individual shareholder basis, (ii) the fact that the Company expects to receive a procedural decision as a matter of law related to the current ongoing appraisal proceedings involving a dispute over the value of the Exit Compensation in 2024 or early 2025, after which the appeal process should take an additional 24-32 months to resolve, (iii) the current guaranteed Annual Recurring Compensation payment plus the interest earned on such shares during the ongoing appraisal proceedings, and (iv) the current trading value of Adtran Networks shares.

The Company experienced revenue declines in the year ended December 31, 2023, and during the three and nine months ended September 30, 2024. To the extent that the Company is further impacted by customers' inventory reduction initiatives and uncertain macroeconomic conditions, the Company is implementing plans to preserve cash liquidity and maintain compliance with the Company’s covenants. The Company has suspended dividend payments and is continuing to implement a Business Efficiency Program, which includes, but is not limited to ongoing reductions in operating expenses and a site consolidation plan. In connection with the site consolidation plan, the Company is also exploring a potential sale of portions of our headquarters in Huntsville. There can be no assurance that the Company will be successful in effecting this action on commercially reasonable terms or at all. We may need to further reduce capital expenditure and/or take other steps to preserve working capital in order to ensure that we can meet our needs and obligations and maintain compliance with our debt covenants.

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

Wells Fargo Credit Facility

On July 18, 2022, ADTRAN, Inc., as the borrower ("US Borrower"), and the Company entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (as amended from time to time, the “Credit Agreement”). As of the date of this filing, the Credit Agreement allows for revolving credit borrowings of up to $400.0 million in aggregate principal amount ($100.0 million of which is available to Adtran Networks as borrower pursuant to the Subline (as defined and further described below), as well as the $50.0 million delayed draw term loan facility described below. The term of the delayed draw term loan facility expired on August 9, 2024.

On August 9, 2023, ("First Amendment Effective Date") the Company and ADTRAN, Inc. entered into a First Amendment to Credit Agreement (“First Amendment”).

The First Amendment, among other things, increased the available funding from $100.0 million to $400.0 million. In addition, a new $50.0 million delayed draw term loan facility (“DDTL”) was introduced, which (subject to certain conditions) was available for borrowing in the event that at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of the First Amendment Effective Date was tendered (such event, a “Springing Covenant Event”). Upon the occurrence of a Springing Covenant Event, the Company will enter a “Springing Covenant Period”, defined as the fiscal quarter in which a Springing Covenant Event occurs and the three (3) consecutive fiscal quarters thereafter. During the Springing Covenant Period, the Company’s leverage ratios are increased. Although the ability to borrow under the DDTL expired on August 9, 2024, the Springing Covenant Event and Springing Covenant Period remain in effect.

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

On January 16, 2024 ("Second Amendment Effective Date"), the Company and ADTRAN, Inc. entered into a Second Amendment to Credit Agreement and First Amendment to Collateral Agreement ("Second Amendment"). The Second Amendment, among other things, introduced the Covenant Relief Period, which provided the Company with additional covenant headroom while imposing a minimum liquidity financial covenant from the end of the fourth quarter of 2023 to the end of the third quarter of 2024. The Covenant Relief Period ended on November 7, 2024.

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

On June 4, 2024, the Company, ADTRAN, Inc., and Adtran Networks entered into a Fourth Amendment to Credit Agreement ("Fourth Amendment"). The Fourth Amendment, among other things, created a new sublimit under the existing $400.0 million revolving commitments, in an aggregate amount of $100.0 million (“Subline”), which Subline is available for borrowings by Adtran Networks. Prepayments of outstanding loans under the Subline that result in the remaining outstanding loans under the Subline being less than the German Commitment Reduction Threshold will result in a permanent partial reduction of the commitments in respect of the Subline. The German Commitment Reduction Threshold is initially $75.0 million and may be lowered from time to time pursuant to the terms of the Fourth Amendment. The existing swing line sublimit and letter of credit sublimit under the Credit Agreement remained available to the US Borrower (and not to Adtran Networks) after giving effect to the Fourth Amendment. Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

As of September 30, 2024, ADTRAN, Inc.’s borrowings under the revolving line of credit were $189.8 million, of which approximately $115.0 million were borrowed by ADTRAN, Inc. and $75.0 million were borrowed under the Subline by Adtran Networks. The credit facilities provided under the Credit Agreement mature in July 2027, but the US Borrower may request extensions subject to customary conditions. In addition, the US Borrower may utilize up to $50.0 million of the $400.0 million total revolving facility for the issuance of letters of credit. As of September 30, 2024, we had a total of $4.4 million in letters of credit under ADTRAN, Inc. outstanding under the Credit Agreement, leaving a net amount (after giving effect to the $189.8 million of outstanding borrowings described above) of $205.6 million available for future borrowings; however, as of September 30, 2024, the Company was limited to additional borrowings of $24.1 million based on debt covenant compliance metrics. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration. As of September 30, 2024, the Company was in compliance with all covenants.

Revolving Line of Credit Interest Rate

All U.S. dollar borrowings under the revolving line of credit other than swingline loans, which bear interest at the Base Rate (as defined below plus the applicable margin), at the Company’s option, at a rate per annum equal to either (a) the Base Rate plus an applicable margin ranging from 0.65% to 1.65% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period (as defined below), an applicable margin of 2.15% per annum), or (b) Adjusted Term SOFR (as defined below) plus an applicable margin ranging from 1.65% to 2.65% per annum based on the Company’s Consolidated Total Net Leverage Ratio (or, during the Applicable Margin Increase Period, an applicable margin of 3.15% per annum).

“Base Rate” means the highest of (a) the federal funds rate (i.e., for any day, the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus ½ of 1.0%, (b) the prime commercial lending rate of the Administrative Agent, as established from time to time at its principal U.S. office (which such rate is an index or base rate and will not necessarily be its lowest or best rate charged to its customers or other banks), or (c) the daily Adjusted Term SOFR (as defined in the Credit Agreement) for a one-month tenor plus 1.0%. The Base Rate is subject to a floor of 1.00% per annum.

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

In addition, if on or prior to December 31, 2024, we have not reduced the aggregate revolving credit commitment to $340.0 million or less, the applicable margin for all loans shall be increased by 1.00% per annum, and if on or prior to June 30, 2025, we have not reduced the aggregate revolving credit commitment to $300.0 million or less, the applicable margin for all loans shall be increased by 1.00% per annum.

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

The “Applicable Margin Interest Period” means the period commencing on the Second Amendment Effective Date and ending on the first date when each of the following conditions have been met: (a) the Covenant Relief Period has ended (b) since the Second Amendment Effective Date, the borrowers have repaid the revolving credit outstanding borrowings by a principal amount of at least $75.0 million (c) the borrowers have reduced the aggregate revolving credit commitment to an amount no greater than $300.0 million, and (d) the borrowers are in compliance with all financial covenants based on the financial statements for the most recently completed reference period.

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
•
If a Springing Covenant Period is not in effect, the Consolidated Senior Secured Net Leverage Ratio may not exceed 3.25x.
•
As of the last day of any fiscal quarter, commencing with the fiscal quarter ended December 31, 2023, the Consolidated Fixed Charge Coverage Ratio may not be less than 1.25x.
•
During a Springing Covenant Period, as of the last day of any fiscal quarter (i) cash and cash equivalents of the Credit Parties must be at least $50.0 million and (ii) cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million.

All obligations under the Credit Agreement (including under the Subline) are guaranteed by ADTRAN, Inc., and certain subsidiaries of ADTRAN, Inc. (“Full Facility Guarantors”). To secure such guarantees, ADTRAN, Inc. and the Full Facility Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets, and ADTRAN, Inc. has granted mortgages in favor of the Administrative Agent over certain owned real estate assets. Certain of Adtran Networks' subsidiaries ("Subline Guarantors") have provided a guarantee solely of the obligations in respect of the Subline. Furthermore, to secure such guarantees, the Subline Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets. Adtran Networks has also granted security interests in favor of the Administrative Agent over substantially all of its tangible and intangible assets, to secure solely its obligations under the Subline. Upon repayment in full and termination of the Subline, the guarantees by the Subline Guarantors and the liens granted by Adtran Networks and the Subline Guarantors to secure obligations under the Subline will be released.

The Credit Agreement, as amended, contains customary affirmative and negative covenants, including incurrence covenants and certain other limitations on the ability of the Company and the Company’s subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments, dispose of assets, make restricted payments, engage in mergers or consolidations, engage in transactions with affiliates, modify its organizational documents, and enter into certain restrictive agreements. The negative covenants are subject to various exceptions and carveouts. It also contains customary events of default, such as misrepresentation and a default in the performance or observance of any covenant (subject to customary cure periods and materiality thresholds). Upon the occurrence and during the continuance of an event of default, the Administrative Agent is entitled to take various actions, including the acceleration of all amounts due under the Credit Agreement.

Operating Activities

Net cash provided by operating activities of $98.5 million during the nine months ended September 30, 2024, improved by $127.8 million compared to net cash used in operating activities of $29.3 million during the nine months ended September 30, 2023. The increase was primarily due to the declining net loss for the nine months ended September 30, 2024 and 2023, excluding the goodwill impairment charge of $292.6 million, as adjusted primarily for decreased depreciation and amortization, decreased deferred taxes and increased net cash inflows from working capital. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable decreased 20.5% from $216.4 million as of December 31, 2023, to $172.0 million as of September 30, 2024. There was an allowance for credit losses of $0.4 million as of September 30, 2024, and December 31, 2023. The decrease in net accounts receivable was due primarily to a reduction in DSO. Quarterly accounts receivable DSO decreased from 88 days as of December 31, 2023, to 70 days as of September 30, 2024 and was primarily driven by customer and geographical mix of commercial terms.

Other receivables decreased 26.3% from $17.5 million as of December 31, 2023, to $12.9 million as of September 30, 2024. The decrease in other receivables was primarily attributable to a decrease in sales of raw materials.

Quarterly inventory turnover was 2.07 turns as of December 31, 2023, and 2.0 turns as of September 30, 2024. Inventory decreased 21.9% from $362.3 million as of December 31, 2023, to $282.9 million as of September 30, 2024. The decrease in inventory was primarily due to steps taken in with our Business Efficiency Program to improve working capital, a reduction in component purchases due to improved lead time, utilization of buffer stock and a $4.1 million write down of inventory due to a restructuring discontinuation of certain product lines within our Network Solutions segment. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory for customer demand and improve working capital.

Accounts payable increase 6.4% from $162.9 million as of December 31, 2023, to $173.4 million as of September 30, 2024. The increase in accounts payable was primarily due to the timing of the receipt of inventory, supplies and services. Despite the increase in accounts payable, the average number of days payable to our trade suppliers remained flat at 67 days as of September 30, 2024 compared to December 31, 2023. Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $48.2 million and $33.7 million for the nine months ended September 30, 2024 and 2023, respectively. These expenditures were primarily used to purchase software, computer hardware, manufacturing and test equipment, and building improvements. The increase in capital expenditures for the three and nine months ended September 30, 2024, is primarily attributable to increases in expenditures related to software and building renovation projects.

Our long-term investments increased 13.7% from $27.7 million as of December 31, 2023, to $31.5 million as of September 30, 2024. Our investments include various marketable equity securities classified as long-term investments with a fair market value of $0.9 million as of September 30, 2024, and December 31, 2023. Long-term investments as of September 30, 2024, and December 31, 2023, also included $30.5 million and $26.8 million, respectively, related to our deferred compensation plans. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

Dividends

During the nine months ended September 30, 2023, we paid dividends totaling $21.2 million. On November 6, 2023, the Board of Directors suspended the Company’s quarterly cash dividend in order to reduce debt and interest expense and support the Company's capital efficiency program. We consequently did not pay any dividends during the nine months ended September 30, 2024. The payment of any future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, and any other factors deemed relevant by the Board of Directors; however, the Wells Fargo Credit Agreement currently does not allow for the payment of dividends to shareholders. For additional information, see Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and Liquidity & Capital Resources above.

Stock Repurchase Program

There were no stock repurchases during the periods ended September 30, 2024, and 2023, and there currently is no authorized stock repurchase program.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 36 thousand and 8 thousand shares of common stock which resulted in proceeds of $0.2 million and $0.1 million during the nine months ended September 30, 2024 and 2023, respectively. Additionally, to accommodate Adtran Networks stock option exercises, Adtran Networks issued 13 thousand shares of Adtran Networks common stock which resulted in proceeds of $0.1 million, for the nine months ended September 30, 2023. No Adtran Networks stock options were exercised during the nine months ended September 30, 2024. During the third quarter of 2024, all remaining Adtran Networks stock options were modified which resulted in the acceleration of vesting and conversion to liability based awards that were settled for cash totaling $0.2 million.

Pension Plans

We maintain defined benefit pension plans covering employees in certain foreign countries. The Company's net non-current pension liability for all defined benefit pension plans totaled $12.1 million and $12.5 million as of September 30, 2024, and December 31, 2023, respectively and the net current pension liability for all defined benefit pension plans totaled $0.1 million as of September 30, 2024, and December 31, 2023, which is included in accounts payable on the Condensed Consolidated Balance Sheets. For additional information, see Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Deferred Compensation Programs

We maintain four deferred compensation programs for certain executive management employees and our Board of Directors. The fair value of the assets held by the deferred compensation programs totaled $30.5 million and $26.8 million as of September 30, 2024, and December 31, 2023, respectively, and is included in long-term investments on the Condensed Consolidated Balance Sheets. The amounts payable to the deferred compensation program participants totaled $32.0 million and $29.0 million as of September 30, 2024, and December 31, 2023, respectively. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements

We have exposure to credit losses from off-balance sheet exposures, to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds, where we believe the risk of loss is immaterial to our financial statements as of September 30, 2024. Otherwise, we do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Note 18 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Cash Requirements

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of September 30, 2024, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied (but excluding payments that may be made pursuant to the DPLTA and currency hedging arrangements, which are discussed below). Other than operating lease obligations, the cash requirements table excludes interest payments.

(In thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Wells Fargo credit agreement(1)	$189,849	$—	$—	$—	$189,849	$—	$—
Purchase obligations(2)	261,839	206,150	48,942	6,400	55	292	—
Operating lease obligations(3)	39,583	2,401	8,574	6,577	5,071	4,606	12,354
Totals	$491,271	$208,551	$57,516	$12,977	$194,975	$4,898	$12,354

(1) See description below.

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

(3) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Our operating leases had remaining lease terms ranging from 3 months to 170 months as of September 30, 2024.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into the Credit Agreement with the Administrative Agent and the other lenders named therein. The Credit Agreement was subsequently amended on August 9, 2023, January 16, 2024, March 12, 2024, and June 4, 2024. As of September 30, 2024, ADTRAN, Inc.’s borrowings under the revolving line of credit were $189.8 million. The Credit Facility matures in July 2027; however, the Company may request extensions subject to customary conditions. See Note 11 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report and “Liquidity and Capital Resources” in Part I, Item 2 of this report for additional information.

Currency Hedging Arrangements

On November 3, 2022, the Company entered into a euro/U.S. dollar forward contract arrangement ("Initial Forward") with Wells Fargo Bank, N.A. (“Hedge Counterparty”). The Initial Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, enabled the Company to convert a portion of its euro denominated payment obligations under the proposed DPLTA into U.S. Dollars. Under the Initial Forward, the Company agreed to exchange an aggregate notional amount of €160.0 million converted to U.S. dollars at a daily fixed forward rate ranging from approximately EUR/USD 0.98286 to 1.03290. The aggregate amount of €160.0 million was divided into eight quarterly tranches of €20.0 million, which commenced in the fourth quarter of 2022. During the nine months ended September 30, 2024, the Company settled three €20.0 million forward contract tranches, leaving the remaining tranche of €20.0 million to be settled in the fourth quarter of 2024. The Company, at its sole discretion, may exchange all or part of each tranche on any given day within the applicable quarter; provided, however, that it must exchange the full tranche by the end of such quarter. The Initial Forward may be accelerated or terminated early for a number of reasons, including but not limited to (i) non-payment by the Company or the Hedge Counterparty, (ii) breach of representation or warranty or covenant by either party or (iii) insolvency or bankruptcy of either party.

On March 21, 2023, the Company entered into a euro/U.S. dollar forward contract arrangements (“Forward”) with the Hedge Counterparty. Under the Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, the Company exchanged an aggregate notional amount of €160.0 million converted to U.S. dollars at an average rate of EUR/USD 1.085. During the nine months ended September 30, 2024, the Company settled three €20.0 million forward contract tranches, leaving the remaining tranche of €20.0 million to be settled in the fourth quarter of 2024. These forward contracts were executed to sell EUR and to buy USD and were entered into for the purpose of unwinding the Initial Forward to buy EUR and to sell USD. The drawdown dates of the Initial Forward are set to the same date as the maturity of the offsetting Forward.

Receivables Purchase Arrangements

On July 1, 2024, the Company entered into a Factoring Agreement with the Factor, which accelerates receivable collection and helps to better manage cash flow. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. Total accounts receivables factored as of the end of September 30, 2024, totaled $16.7 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. See Note 1 and Note 2 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

On December 19, 2023, the Company entered into the Prior Factoring Agreement with a third-party financial institution which qualified for treatment as a secured borrowing with a pledge of collateral under Accounting Standards Codification ("ASC") Topic 810, Consolidation. The Prior Factoring Agreement was terminated on July 1, 2024. See Note 1 and Note 2 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Adtran Networks Domination and Profit and Loss Transfer Agreement

The DPLTA between the Company, as the controlling company, and Adtran Networks SE ("Adtran Networks"), as the controlled company, which was executed on December 1, 2022, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of Adtran Networks (Jena).

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 3.37% as of September 30, 2024. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €326.9 million or approximately $364.1 million, based on an exchange rate as of September 30, 2024, and reflecting interest accrued through September 30, 2024, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that have been initiated in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger).

We are also obligated to absorb any annual net loss of Adtran Networks under the DPLTA. Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.9 million or $10.0 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. During the three months ended September 30, 2024 and 2023, we accrued $2.4 million and $2.6 million, respectively, in Annual Recurring Compensation. During the nine months ended September 30, 2024 and 2023, we accrued $7.4 million and $7.6 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares. For the three and nine months ended September 30, 2024, approximately 830 thousand shares and 831 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 million, or approximately $17.4 million, based on an exchange rate as of September 30, 2024, being paid to Adtran Networks shareholders. For the three months and nine months ended September 30, 2023, less than 1 thousand shares and 64 thousand shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €8 thousand and €1.1 million, respectively, or approximately $9 thousand and $1.2 million, respectively, based on an exchange rate as of September 30, 2023, being paid to Adtran Networks shareholders.

We currently hold 34,855,921 no-par value bearer shares of Adtran Networks, representing 67.0% of Adtran Networks outstanding shares as of September 30, 2024.

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

During the three and nine months ended September 30, 2024, we recognized $5.9 million and $40.6 million of costs related to the Business Efficiency Program, respectively. The costs recognized during the nine months ended September 30, 2024, included charges of $8.6 million as a result of a strategy shift which included discontinuance of certain items in connection with the Business Efficiency Program, of which, $4.1 million relates to inventory write-downs and $4.6 million relates to other charges, and are included in cost of revenue in the Condensed Consolidated Statements of Loss. Since the inception of the Business Efficiency Program, we recognized $65.6 million of costs. We expect costs in the fourth quarter 2024 relating to the Business Efficiency Program to range between $9.6 million and $13.8 million. Management expects these planned costs to include severance costs to be approximately $6.2 million in connection with reductions in workforce and site consolidation transaction expenses (primarily brokers fees and Greifswald exit costs) ranging from $3.4 million to $7.6 million. The broker fees related to our site consolidation expenses will be netted against proceeds upon the sale of the building(s). Future cash payments include: severance costs and outplacement fees that are anticipated to be in the range of $23.1 million to $23.1 million and payments relating to the site consolidation transaction expenses that are anticipated to be in the range of $3.4 million to $7.6 million. We do not anticipate any remaining payments related to the inventory strategy shift. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Business Efficiency Program, including potential impairment charges related to the discontinuance of additional product lines, regulatory requirements related to personnel measures, and site closures.  However, we are not able to estimate the amount or range of amounts of such potential incremental charges as of the date of this filing. If required, we will amend this disclosure at such time as management is able in good faith to estimate the amount, or range of amounts, of these charges.

Business Combination Integration Costs

During the three and nine months ended September 30, 2024 and 2023, we recognized $0.4 million and $1.4 million, and $1.7 million and $3.1 million of integration costs related to the Business Combination, respectively, that are included in selling, general and administrative expenses, research & development expenses and cost of revenue in the Condensed Consolidated Statement of Loss. We expect to incur additional integration costs and expenses associated with the implementation of the DPLTA throughout 2024 and such costs are expected to be material. See Note 19 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Other Cash Requirements

During the nine months ended September 30, 2024, other than the Exit Compensation payments, Annual Recurring Compensation under the DPLTA, restructuring costs and increased debt service costs, there have been no other material changes in cash requirements from those discussed in the 2023 Form 10-K and our cash requirements table shown in Liquidity and Capital Resources above.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of September 30, 2024, and December 31, 2023, we had commitments related to these bonds totaling $14.6 million and $10.8 million, respectively, which expire at various dates through April 2031. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Critical Accounting Policies and Estimates

Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. Several accounting policies, as described in Note 1 of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report, require material subjective or complex judgment and have a significant impact on our financial condition and results of operations, as applicable. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the nine months ended September 30, 2024, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2023 Form 10-K, except for goodwill as discussed below.

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

During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of the Network Solutions reporting unit using a combination of an income approach and a market-based peer group analysis. The Company determined upon its quantitative impairment assessment to recognize a $292.6 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the first quarter of 2024. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the first quarter of 2024.

During the third quarter of 2024, the Company qualitatively assessed the carrying value of our Services & Support reporting unit for events or circumstance changes that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Based on our assessment of certain qualitative factors such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, management concluded that the fair value of the Services & Support reporting unit was more likely than not greater than its carrying amount as of September 30, 2024. Therefore, no impairment of goodwill was recorded during the three months ended September 30, 2024. Our Network Solutions reporting unit had no remaining goodwill and our Services & Support reporting unit had $56.9 million of goodwill as of September 30, 2024, respectively.

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

We maintain depository investments with certain financial institutions. As of September 30, 2024, $84.2 million of our cash and cash equivalents, primarily foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

Interest Rate Risk

As of September 30, 2024, approximately $5.9 million of our cash and investments may be directly affected by changes in interest rates. As of September 30, 2024, we held $5.9 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of September 30, 2024, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. As of September 30, 2024, the carrying amounts of our revolving credit agreements totaled $189.8 million where a change in interest rates would impact our interest expense. A hypothetical 50 basis point increase in interest rates as of September 30, 2024, assuming all other variables remain constant, would increase our interest expense by $1 million. The analyses cover our debt and investments. The analyses use actual or approximate maturities for the debt and investments. The discount rates used were based on the market interest rates in effect at September 30, 2024.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, operating expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with the euro and the British pound. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary's functional currency or certain other local currency. The majority of our global supply chain predominately makes payments in U.S. dollars and some of our operating expenses are paid in certain local currencies (approximately 56.4% of total operating expense for the year ended September 30, 2024, respectively). Therefore, our revenue, gross margins, operating expenses and operating loss are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating loss. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $4.9 million for the year ended September 30, 2024. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of September 30, 2024, due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $7.9 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $7.1 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary.

As of September 30, 2024, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities denominated in foreign currencies. As of September 30, 2024, we had 41 forward contracts outstanding with a fair value of $0.7 million. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our currency exposures may not always be effective to protect us against currency exchange rate fluctuations. See Note 10 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

On November 3, 2022, the Company entered into a euro/U.S. dollar forward contract arrangement ("Initial Forward") with Wells Fargo Bank, N.A. (“Hedge Counterparty”). The Initial Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, enabled the Company to convert a portion of its euro denominated payment obligations under the proposed DPLTA into U.S. Dollars. Under the Initial Forward, the Company agreed to exchange an aggregate notional amount of €160.0 million converted to U.S. dollars at a daily fixed forward rate ranging from approximately EUR/USD 0.98286 to 1.03290. The aggregate amount of €160.0 million was divided into eight quarterly tranches of €20.0 million, which commenced in the fourth quarter of 2022. During the nine months ended September 30, 2024, the Company settled three €20.0 million forward contract tranches, leaving the remaining tranche of €20.0 million that will be settled in the fourth quarter of 2024. The Company, at its sole discretion, may exchange all or part of each tranche on any given day within the applicable quarter; provided, however, that it must exchange the full tranche by the end of such quarter. The Initial Forward may be accelerated or terminated early for a number of reasons, including but not limited to (i) non-payment by the Company or the Hedge Counterparty, (ii) breach of representation or warranty or covenant by either party or (iii) insolvency or bankruptcy of either party.

On March 21, 2023, the Company entered into a euro/U.S. dollar forward contract arrangement (“Forward”) with the Hedge Counterparty. Under the Forward, which is governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, the Company exchanged an aggregate notional amount of €160.0 million converted to U.S. dollars at an average rate of EUR/USD 1.085. During the nine months ended September 30, 2024, the Company settled three $20.0 million forward contract tranches, leaving the remaining tranche of $20.0 million. These forward contracts were executed to sell EUR and to buy USD and were entered into for the purpose of unwinding the Initial Forward to buy EUR and to sell USD. The drawdown dates of the Initial Forward are set to the same date as the maturity of the offsetting Forward.

For further information about the fair value of our investments as of September 30, 2024, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2024.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2024, management determined that there were deficiencies in ADTRAN’s internal control over financial reporting that constituted material weaknesses that existed as of September 30, 2024. Such material weaknesses were as follows:

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

The material weaknesses resulted in the restatements and revisions of immaterial adjustments to our consolidated financial statements for the years ended December 31, 2022, and December 31, 2023, as well as the condensed consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, and June 30, 2024. The material weaknesses also resulted in material adjustments to our consolidated financial statements for the year ended December 31, 2023. Additionally, these material weaknesses could result in misstatements of the Company’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

To remediate the material weaknesses in the Company’s internal control over financial reporting relating to accounting of non-routine, unusual or complex events and transactions for non-controlling interest and the receivable purchase and servicing agreement, the Company has prepared a remediation plan that includes designing and implementing new controls over the identification and review of contracts, transactions or arrangements that may result in a financial obligation including the use of an accounting specialist as needed to ensure proper presentation of these items within our financial statements.

We have taken steps to implement many of the above-referenced controls and are in the process of testing their effectiveness. We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may decide to take additional measures to address the material weaknesses or determine to modify the remediation plans described above. Until the remediation steps set forth above, including the implementation of all necessary control activities that we identify, are fully completed, and there has been time for us to conclude through testing that the control activities are operating effectively, the material weaknesses described above will not be considered remediated.

Changes in Internal Control over Financial Reporting.

Other than the remediation steps described above, there were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Wells Fargo Credit Agreement governing our indebtedness contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all its debt. Our Wells Fargo Credit Agreement along with the amendments thereto, contain various restrictive covenants which include, among others, provisions limiting our ability to:

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

In addition, certain covenants in the Wells Fargo Credit Agreement, including covenants set forth in the amendments thereto, require us, among other things, to:

•
maintain certain leverage ratios;
•
maintain certain fixed charge coverage ratios; and
•
maintain minimum amounts of cash and cash equivalents (during a Springing Covenant Period).

As a result of these covenants, we have been and may continue to be:

•
limited in how we conduct our business;
•
limited in how much additional funding we can draw on our line of credit;
•
limited in our ability to raise additional debt to operate during general economic or business downturns; and
•
limited in our ability to compete effectively or to take advantage of new business opportunities.

Our failure to comply with the covenants set forth in the Credit Agreement could result in defaults that accelerate the payment under such debt which would likely have a material adverse impact on our financial condition and results of operations. In addition, an event of default under the Credit Agreement would permit the lenders to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we were unable to repay the amounts due and payable under the Credit Agreement, the lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. In addition, these defaults could impair our ability to access debt and equity capital markets. For additional information on our debt covenants, see "Liquidity & Capital Resources" in Part I, Item 2 of this report on Form 10-Q.

We require a significant amount of cash to service our indebtedness, our payment obligations to Adtran Networks shareholders under the DPLTA, and other obligations.

Our ability to generate cash depends on many factors beyond our control and any failure to service our outstanding indebtedness could harm our business, financial condition and results of operations. Furthermore, we have entered into a DPLTA with Adtran Networks. Additionally, pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation. For the nine months ended September 30, 2024, approximately 831 thousand shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 million, or approximately $17.4 million, based on an exchange rate as of September 30, 2024, being paid to Adtran Networks shareholders. Any failure to satisfy our payment obligations under the DPLTA could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness, to cover our payment obligations under the DPLTA, and to fund working capital needs and planned capital expenditures depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, we do not sufficiently reduce costs in a timely manner, or if our future borrowings are not available to us in an amount sufficient to enable us and our subsidiaries to pay our indebtedness or to fund our other liquidity needs, we may need to raise additional debt or equity capital, refinance all or a portion of our indebtedness, sell assets, reduce or delay capital investments, any of which could have a material adverse effect.

The Company experienced revenue declines in the year ended December 31, 2023, and during the three and nine months ended September 30, 2024. There can be no assurance that the Company will be successful in effecting its plans to preserve cash liquidity and maintain compliance with the Company's covenants on commercially reasonable terms or at all. We may need to further reduce capital expenditure and/or take other steps to preserve working capital in order to ensure that we can meet our needs and obligations and maintain compliance with our debt covenants. Our ability to raise additional debt capital or to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments or preferred stock may limit or prevent us from taking any of these actions.

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

Managing our inventory of components and finished products is complicated by a number of factors, including the need to maintain a significant inventory of certain components that are in short supply, that have been discontinued by the component manufacturer, that must be purchased in bulk to obtain favorable pricing or that require long lead times. These issues have and may continue to result in our purchasing and maintaining significant amounts of inventory, which if not used or expected to be used based on anticipated production requirements, may become excess or obsolete. Any excess or obsolete inventory could also result in sales price reductions and/or inventory write- downs, which could adversely affect our business and results of operations. During the year ended December 31, 2023, we recognized write-downs of inventory of $24.3 million due to a discontinuation of certain product lines within our Network Solutions segment in connection with our business efficiency program. Additionally, during the nine months ended September 30, 2024, we recognized write-downs of inventory and other charges of $8.6 million as a result of a strategy shift which included discontinuance of certain items in connection with the Business Efficiency Program, of which, $4.1 million relates to inventory write-downs and $4.5 million relates to other charges. Significant and unanticipated changes in our business could require additional charges for inventory write downs in a future period. Any future charges relating to such inventory write-downs could materially adversely affect our business, financial condition and results of operations in the periods recognized. For additional details regarding the business efficiency program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Efficiency Program” in Part II, Item 7 of this report.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We have had to restate our previously issued consolidated financial statements and, as part of that process, have identified material weaknesses in our internal control over financial reporting. We have implemented new controls with respect to one material weakness, and we plan to initiate remediation plans with respect to the other material weaknesses. These remediation measures have been time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors do not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, the Federal Financial Supervisory Authority, or other regulatory authorities. In either case, there could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2024, we did not repurchase any shares of our common stock. As of September 30, 2024, there is no current authorization to repurchase common stock.

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Not applicable

(c) Insider Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1

Nineteenth Amendment to Employment Agreement, dated August 27, 2024, by and between Adtran Networks SE and Christoph Glingener (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed August 30, 2024)

10.2

Tenth Amendment Employment Agreement, dated August 27, 2024, by and between Adtran Networks SE and Ulrich Dopfer (incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed August 30, 2024)

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN Holdings, Inc. (Registrant)

Date: November 12, 2024	/s/ Ulrich Dopfer
Ulrich Dopfer
Chief Financial Officer
(Principal Accounting Officer)