Form 10-K/A
period 2024-12-31
ADTRAN Holdings, Inc.
filed 2025-05-20
CIK 926282

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement on Schedule 14A for the registrant's 2025 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 31, 2025 are incorporated herein by reference into Part III of this report to the extent described in Part III.

EXPLANATORY NOTE

ADTRAN Holdings, Inc. (“ADTRAN,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1” or "Form 10-K/A") to amend and restate certain portions of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Original Filing”). Financial information of Fiscal 2023 and the 2024 Interim Periods (each as defined below) is also restated within this Amendment No. 1.

As previously disclosed in the Company’s Current Report on Form 8-K furnished to the SEC on April 16, 2025 (the “Form 8-K”), the Company’s majority-owned subsidiary, Adtran Networks SE (“Networks”), published an ad hoc notification in Germany on April 15, 2025 (the “Ad Hoc Notification”), disclosing that, in the course of finalizing Networks’ statutory financial statements for its fiscal year ended December 31, 2024, Networks identified an adjustment to inventory resulting in an increase to costs of goods sold, which resulted in a €5.7 million increase in the amount of Networks’ 2024 loss from that which was previously published in Networks’ preliminary financial results on February 27, 2025. The Form 8-K disclosed that the Company was in the process of assessing the impact of the adjustment to Networks’ 2024 financial results (the “Adjustment”) on the Company’s historical consolidated financial statements.

Subsequently, as disclosed in the Company’s preliminary earnings release dated May 7, 2025 (the “Preliminary Earnings Release”), the Company determined that the Adjustment to Networks’ 2024 financial results caused the Company’s financial statements for the year ended December 31, 2024 and the interim fiscal periods therein, and the year ended December 31, 2023, to be adjusted, as described in the Preliminary Earnings Release, which was attached as an exhibit to a Current Report on Form 8-K furnished by the Company to the SEC on May 8, 2025.

On May 13, 2025, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company concluded, after considering the recommendations of management, that the Company’s (i) audited consolidated financial statements as of and for the years ended December 31, 2024 (“Fiscal 2024”) and December 31, 2023 (“Fiscal 2023”) included in the Original Filing and (ii) unaudited condensed consolidated financial statements as of and for the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024 (the “2024 Interim Periods”) included in the Company’s Quarterly Reports filed with the SEC on May 10, 2024, August 9, 2024, and November 12, 2024, respectively (such 2024 Interim Periods, collectively with Fiscal 2024 and the 2024 Interim Periods, the “Affected Periods”), as well as the relevant portions of any communications which describe or are based on such financial statements, should no longer be relied upon.

In addition to the corrections to reflect the impact of the Adjustment on its financial statements, the Company has also corrected other immaterial errors in connection with the restatement of the financial statements with respect to each of the Affected Periods. A summary description of the significant errors in the Company's Consolidated Financial Statements for the Affected Periods are as follows:

•
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
•
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
•
For the year ended December 31, 2023 through the year ended December 31, 2024, the Company understated cost of revenue and overstated inventory in the Company's Adtran Networks subsidiary due to a system error. In addition, there were adjustments in the Company's U.S and Australian subsidiaries related to inventory reserves that were understated.
•
For the year ended December 31, 2023 through the year ended December 31, 2024, the Company understated goodwill and overstated income tax receivable. The understatement was attributable to corrections to goodwill and deferred income tax associated with goodwill for an internal divestiture of a wholly owned subsidiary required by statutory laws in Europe.

In addition to the misstatements identified above, the Company has corrected other immaterial errors. These other errors are quantitatively and qualitatively immaterial, individually and in the aggregate. However, the Company has corrected these other errors as part of the correction for the significant errors described above.

For additional information on the restated consolidated financial statements for Fiscal 2024 and Fiscal 2023, see Note 1, Summary Of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this Amendment No. 1. For additional information on the unaudited restated quarterly financial information for the 2024 Interim Periods, see Note 22, Restatement of Quarterly Financial Information (Unaudited), of the Notes to Consolidated Financial Statements in this Amendment No. 1.

Furthermore, in connection with the identification of the Adjustment, the Audit Committee has overseen an internal investigation into the circumstances surrounding the Adjustment and its impact on the Company’s historical financial statements. Based on the findings of the internal investigation, which is substantially complete, it has been determined that the underlying error giving rise to the Adjustment were not properly addressed in the Company’s previously filed financial statements as of and for Fiscal 2024 and Fiscal 2023 and was not communicated to the Audit Committee or the independent auditors prior to the filing of the initial 2024 Annual Report on Form 10-K. As described in Item 9A of this Amendment No. 1, the Company is taking remedial actions to address the material weaknesses in its internal controls associated with these findings.

As a result of the above described errors and the identification of additional material weaknesses (described further in Part II, Item 9A), the Company is filing this Amendment No. 1 to (i) restate the disclosure on the effectiveness of the Company’s disclosure controls and procedures and restate management’s report on internal control over financial reporting in Part II, Item 9A of the Original Filing to reflect the additional material weaknesses, (ii) restate the Company’s consolidated financial statements to reflect the correction of the errors described above, including with respect to each of the Affected Periods, and to correct certain disclosure related to the appraisal proceedings in connection with the Domination and Profit and Loss Transfer Agreement ("DPLTA"), (iii) update seven risk factors related to the Company’s credit facility, material weaknesses, restatements, inventory levels, indebtedness, impairment charges, and the DPLTA, (iv) restate Part II, Item 7, MD&A, of the Original Filing solely to reflect the restated financial statements for Fiscal 2024 and Fiscal 2023 and to correct certain disclosure related to the DPLTA appraisal proceedings, (v) reissue the Report of the Independent Registered Public Accounting Firm, which appears in Part II, Item 8 of the Original Filing, and (vi) amend Part IV – Item 15 Exhibits and Financial Statement Schedules of the Original Filing to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as a corrected version of Exhibit 10.1(z), the Form of Restricted Stock Unit Agreement under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan, and to fix certain immaterial errors.

This Amendment No. 1 sets forth the Original Filing, as amended, in its entirety; however, there were no changes to any parts of the Original Filing other than the sections referenced in the immediately preceding paragraph. Moreover, pursuant to Rule 12b-15 promulgated by the SEC under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part I, Item 1A, as well as Part II, Items 7, 8 and 9A and Part IV, Item 15, of the Original Filing in this Amendment No. 1. There have been no changes to the text of Part I, Item 1A or Part II, Items 7, 8 and 9A other than the changes stated in the immediately preceding paragraph. Other than as described above and through the inclusion with this Amendment No. 1 of new certifications by management, a new consent of PricewaterhouseCoopers LLP, an updated Exhibit 10.1(z), and a new signature page, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement, or update any information contained in the Original Filing to give effect to any subsequent events (including with respect to the cover page of the Original Filing, which has been updated only to present this filing as Amendment No. 1 and to update the reference to documents incorporated by reference into the Original Filing). Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company's reports (including any amendments thereto) filed with the SEC subsequent to the Original Filing.

ADTRAN Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

GENERAL

Unless the context otherwise indicates or requires, references in this Annual Report on Form 10-K/A to “Adtran,” the “Company,” “we,” “us” and “our” refer to ADTRAN, Inc. and its consolidated subsidiaries prior to the merger of Acorn MergeCo, Inc., a subsidiary of ADTRAN Holdings, Inc., with and into ADTRAN, Inc., on July 8, 2022, after which ADTRAN, Inc. became a wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (the “Merger”), and to ADTRAN Holdings, Inc. and its consolidated subsidiaries following the Merger. Furthermore, unless the context otherwise indicates or requires, references in this Annual Report on Form 10-K/A to Adtran Networks refer to Adtran Networks SE (formerly ADVA Optical Networking SE).

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

The Wells Fargo Credit Agreement governing our indebtedness contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants has resulted in events of default and may in the future result in an event of default that, if not cured or waived, results in the acceleration of all its debt. Our Wells Fargo Credit Agreement along with the amendments thereto, contain various restrictive covenants which include, among others, provisions limiting our ability to:

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

Our failure to comply with the covenants set forth in the Credit Agreement has resulted in events of default and could in the future result in defaults that accelerate the payment under such debt which would likely have a material adverse impact on our financial condition and results of operations. In addition, an event of default under the Credit Agreement would, if not cured or waived, permit the lenders to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we were unable to repay the amounts due and payable under the Credit Agreement, the lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. In addition, these defaults could impair our ability to access debt and equity capital markets. For additional information on our debt covenants, see "Liquidity & Capital Resources" in Part II, Item 7 of this report.

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

In recent years, we received unprecedented orders for our products and services, during a period when the supply environment was constrained. We took a number of steps to mitigate these challenges, including extending our purchase commitments and placing non-cancellable, advanced orders with or through suppliers, particularly for long lead-time components. As a result of this strategy and the inclusion of Adtran Networks’ inventory following the closing of the Business Combination, our inventory increased to $427.5 million at the end of fiscal 2022. However, our inventory reduced to $261.6 million at the end of fiscal 2024, which is more in line with historical levels. These inventory practices and their associated costs have had, and could in the future continue to have, an adverse impact on our cash from operations.

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

The opportunity for minority Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The Company expects to receive a ruling on a procedural matter in the DPLTA appraisal proceedings during the latter half of 2025 or 2026, which ruling, depending on outcome, will likely be appealed and may take 6-12 months to be decided on appeal. The Company does not expect that a trial on the merits of the DPLTA appraisal proceedings will commence until the procedural matter has been resolved. The proceeding for the trial on the merits of the DPLTA will likely take a minimum of 12 months for a ruling and such ruling will likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

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

As of December 31, 2024, our borrowings under the revolving line of credit were $189.6 million, of which approximately $141.0 million was borrowed by ADTRAN, Inc. and $48.6 million was borrowed by Adtran Networks. The credit facilities provided under the Credit Agreement mature in July 2027, but ADTRAN, Inc. may request extensions subject to customary conditions. As of December 31, 2024, we had a total of $3.6 million in letters of credit under ADTRAN, Inc. outstanding under the Credit Agreement, leaving a net amount (after giving effect to the $189.6 million of outstanding borrowings described above) of $180.8 million available for future borrowings; however, as of December 31, 2024, the Company was limited to additional borrowings of $36.1 million based on debt covenant compliance metrics. See "Cash Requirements" in Part II, Item 7 of this report for additional information.

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

The Business Combination added a significant amount of goodwill and other intangible assets to our consolidated balance sheets. In accordance with U.S. GAAP, management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, the inability to effectively integrate acquired businesses, the under performance of our business as compared to management’s initial expectations, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair goodwill and other intangible assets. During the year ended December 31, 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill. The Company will continue to monitor its stock price, operating results and other macroeconomic factors to determine if there is further indication of a sustained decline in fair value requiring an event driven assessment of the recoverability of its remaining goodwill. If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. A non-cash goodwill impairment charge would have the effect of decreasing earnings or increasing losses in such period. If we are required to take a substantial impairment charge, such impairment charge could have a material adverse effect on our business, financial condition and results of operations in the periods recognized.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We have had to restate our previously issued consolidated financial statements and, as part of that process, have identified material weaknesses in our internal control over financial reporting. We have implemented several controls with respect to our material weaknesses, and continue to evaluate and implement remedial activities to successfully close all material weaknesses. These remediation measures have been time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. When our financial statements are not accurate, investors do not have a complete understanding of our operations. Likewise, when our financial statements are not filed on a timely basis we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, the Federal Financial Supervisory Authority, or other regulatory authorities. In either case, there could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can provide no assurance that the measures that we have taken, are taking, and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, our controls and procedures, they have not been and may not be adequate in the future to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Furthermore, as a public company, we are required to comply with U.S. GAAP, the Sarbanes-Oxley Act of 2002 ("SOX"), the Dodd-Frank Act and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. As such, Adtran Networks, as a subsidiary of a public company, has established and is required to maintain effective disclosure controls, as well as internal control over financial reporting under U.S. GAAP. Current and ongoing compliance efforts have and may continue to be costly and require the attention of management. There are a large number of processes, policies, procedures and functions that have been integrated, or enhanced at Adtran Networks, particularly those related to the implementation of internal controls for SOX compliance. The maintenance of these processes, policies, procedures and functions has led and may in the future lead to additional unanticipated costs and time delays. These incremental costs may exceed the savings we expect to achieve from the realization of efficiencies related to the combination of the businesses, particularly in the near term and in the event there are material unanticipated costs.

We may face litigation and other risks as a result our material weaknesses in our internal control over financial reporting and any resulting restatement of our previously issued consolidated financial statements.

We had to restate our previously issued consolidated financial statements in August 2023, March 2024 and May 2025 and, in connection with those restatements, we identified material weaknesses in our internal control over financial reporting, certain of which have continued as of the date hereof. Until such time as we have remediated our material weaknesses or in the event that we experience an additional material weakness, there is a higher risk of there being an error in our financial statements, which error could be material, thereby resulting in a restatement of our financial statements. In connection with our material weaknesses in our internal control over financial reporting and any future restatement, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8 of this Amendment No. 1. As previously discussed under the heading "Explanatory Note", we have restated our previously issued consolidated financial statements and related notes for Fiscal 2024 and Fiscal 2023, and we will restate our previously issued condensed consolidated financial statements and related notes for the 2024 Interim Periods. The following discussion reflects our restatement of Fiscal 2024 and Fiscal 2023. The Company will restate its previously reported 2024 quarterly Condensed Consolidated Financial Statements in its future filings with the SEC. Refer to Note 1, Summary Of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, and Note 22 "Restatement of Quarterly Financial Information (Unaudited)" in the Notes to Consolidated Financial Statements in this Amendment No. 1 for additional information with respect to the restatement. In addition, we have omitted discussion of the earliest of the three years of financial condition and results of operations. To review our financial condition and results of operations for 2022 and a comparison between our 2022 and 2023 results (which comparison was not materially affected by the restatement of Fiscal 2023), see Part I, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 15, 2024 which is available free of charge on the SEC's website at http://www.sec.gov and on our website at www.adtran.com.

This discussion is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 2 of this Amendment No. 1 for a description of important factors that could cause actual results to differ from expected results. See also Part I, Item 1A, Risk Factors, of this Amendment No. 1.

Unless the context otherwise indicates or requires, references in this Amendment No. 1 to "Adtran", the “Company,” “we”, “us” and “our” refer to ADTRAN Holdings, Inc. and its consolidated subsidiaries for periods subsequent to the Merger and to ADTRAN, Inc. and its consolidated subsidiaries for periods prior to the Merger. The prior period results do not include the results of Adtran Networks prior to the Business Combination which occurred on July 15, 2022. Furthermore, unless the context otherwise indicates or requires, references in this Amendment No. 1 to “Adtran Networks” refer to Adtran Networks SE (formerly ADVA Optical Networking SE).

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

The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The Company expects to receive a ruling on a procedural matter in the DPLTA appraisal proceedings during the latter half of 2025 or 2026, which ruling, depending on outcome, will likely be appealed and may take 6-12 months to be decided on appeal. The Company does not expect that a trial on the merits of the DPLTA appraisal proceedings will commence until the procedural matter has been resolved. The proceeding for the trial on the merits of the DPLTA will likely take a minimum of 12 months for a ruling and such ruling will likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond. For the year ended December 31, 2024, approximately 831 thousand shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 million, or approximately $17.4 million, based on exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the year ended December 31, 2023, 67 thousand shares of Adtran Networks stock were tendered to the Company and Exit Compensation payments of approximately €1.2 million or approximately $1.3 million based on an exchange rate as of December 31, 2023, were paid to Adtran Networks' shareholders.

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

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.11 of this Annual Report on Form 10-K/A.

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

During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of the Network Solutions reporting unit using a combination of an income approach and a market approach. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the three months ended March 31, 2024. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the three months ended March 31, 2024. There have been no triggering events identified affecting the valuation of goodwill in our Services & Support reporting unit during the remainder of 2024.

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

	Year Ended December 31,
	2024 (Restated)	2023 (Restated)	2022
Revenue
Network Solutions	80.1%	84.8%	89.4%
Services & Support	19.9	15.2	10.6
Total Revenue	100.0	100.0	100.0
Cost of Revenue
Network Solutions	56.1	63.1	63.1
Network Solutions - other (credits), charges and inventory write-down	0.9	2.1	—
Services & Support	7.9	6.0	5.0
Total Cost of Revenue	64.9	71.2	68.1
Gross Profit	35.1	28.8	31.9
Selling, general and administrative expenses	25.2	22.5	20.4
Research and development expenses	24.0	22.5	16.9
Asset impairment	—	—	1.7
Goodwill impairments	32.2	3.3	—
Operating Loss	(46.3)	(19.5)	(7.1)
Interest and dividend income	0.3	0.2	0.2
Interest expense	(2.4)	(1.4)	(0.3)
Net investment gain (loss)	0.4	0.2	(1.1)
Other income, net	—	0.1	1.4
Loss Before Income Taxes	(48.0)	(20.3)	(6.9)
Income tax (expense) benefit	(0.8)	(2.5)	6.1
Net Loss	(48.8)%	(22.8)%	(0.9)%
Net Income (loss) attributable to non-controlling interest	1.1	0.6	(0.7)
Net Loss attributable to ADTRAN Holdings, Inc.	(49.8)%	(23.4)%	(0.2)%

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

Cost of Revenue

As a percentage of revenue, cost of revenue decreased from 71.2% for the year ended December 31, 2023 to 64.9% for the year ended December 31, 2024. The decrease for the twelve months ended December 31, 2024 was attributable to (1) a 2.6% decrease in expense as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, (2) a 2.7% decrease in expense as a percentage of revenue related to decreased acquisition costs, (3) a 1.4% decrease in expense as a percentage of revenue in connection with our Business Efficiency Program (primarily a decrease in inventory write-offs related to our strategy shift which included discontinuance of certain product lines, partially offset by increases in severance and employee related costs), (4) a 0.4% decrease in expense as a percentage of revenue attributable to changes in customer and product mix. For the year ended December 31, 2024, changes in foreign currencies relative to the U.S. dollar increased our cost of revenue by approximately $0.7 million.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, decreased from 76.9% of revenue in 2023 to 71.2% of revenue in 2024. The decrease in cost of revenue as a percentage of revenue for the twelve months ended December 31, 2024 was attributable to (1) a 3.3% decrease in expense as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, (2) a 3.4% decrease in expense as a percentage of revenue related to decreased acquisition costs, and (3) a 1.9% decrease in expense as a percentage of revenue in connection with our Business Efficiency Program, which resulted in an inventory write down and other charges of $8.6 million incurred as a result of a strategy shift including discontinuance of certain product lines, partially offset by (4) a 2.9% increase in expense as a percentage of revenue attributable to changes in customer and product mix.

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

Gross Profit

As a percentage of revenue, gross profit increased from 28.8% for the year ended December 31, 2023 to 35.1% for the year ended December 31, 2024. The increase for the twelve months ended December 31, 2024 was attributable to (1) a 2.6% increase in gross profit as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, (2) a 2.7% increase in gross profit as a percentage of revenue related to decreased acquisition costs, (3) a 1.4% increase in gross profit as a percentage of revenue in connection with decreased expenses with our Business Efficiency Program (primarily a decrease in inventory write-offs related to our strategy shift which included discontinuance of certain product lines, partially offset by increases in severance and employee related costs), (4) a 0.4% increase in gross profit as a percentage of revenue attributable to changes in customer and product mix.

As a percentage of that segment's revenue, Network Solutions gross profit increased from 23.1% for the year ended December 31, 2023 to 28.8% for the year ended December 31, 2024. The increase for the twelve months ended December 31, 2024 was attributable to (1) a 3.3% increase in gross profit as a percentage of revenue related to decreased amortization of intangible backlog, developed technology and fair value adjustments to inventory costs that flow through to cost of revenue as a result of the Business Combination with Adtran Networks, (2) a 3.4% increase in gross profit as a percentage of revenue related to decreased acquisition costs, and (3) a 1.9% increase in gross profit as a percentage of revenue in connection with decreased expenses with our Business Efficiency Program, which resulted in an inventory write down and other charges of $8.6 million incurred as a result of a strategy shift including discontinuance of certain product lines, (4) partially offset by a 2.9% decrease in gross profit as a percentage of revenue attributable to changes in customer and product mix.

As a percentage of that segment's revenue, Services & Support gross profit remained flat at 60.4% for the years ended December 31, 2023 and 2024.

Selling, General and Administrative Expenses

As a percentage of revenue, selling, general and administrative expenses increased from 22.5% for the year ended December 31, 2023, to 25.2.% for the year ended December 31, 2024. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared. Other than our stated aim of selling our headquarters, we have substantially completed implementation of our Business Efficiency Program. We expect to continue to see lower selling, general and administrative expenses as a percentage of revenue over time.

Selling, general and administrative expenses decreased 9.9% from $258.6 million for the year ended December 31, 2023, to $232.9 million for the year ended December 31, 2024. Selling, general and administrative expenses include personnel costs for management, accounting, information technology, human resources, sales and marketing, as well as independent auditor, tax and other professional fees, contract services and legal and litigation related costs. The decrease in selling, general and administrative expenses for the twelve months ended December 31, 2024, compared to the twelve months ended December 31, 2023, was primarily attributable to the impact of the Company's Business Efficiency Program and integration programs. Specifically, the Company reduced its employee-related costs by $20.4 million. For the year ended December 31, 2024, as compared to the year ended December 31, 2023, changes in foreign currencies relative to the U.S dollar increased our selling, general and administrative expenses by approximately $0.6 million.

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

Goodwill Impairment

During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, cautious service provider spending due to economic uncertainty and continued customer focus on inventory adjustments, triggered a quantitative impairment assessment for our reporting units for goodwill and long-lived assets. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit.

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

Income Tax (Expense) Benefit

Our effective tax rate changed from an expense of 12.1%, for the year ended December 31, 2023 to an expense of 1.7% for the year ended December 31, 2024. The change in the effective tax rate for the year ended December 31, 2024, was driven primarily by non-deductible impairment charges and changes in our valuation allowance. See Note 12 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Net Loss Attributable to ADTRAN Holdings, Inc.

As a result of the above factors, our net loss attributable to ADTRAN Holdings, Inc. increased from $268.9 million for the year ended December 31, 2023 to a net loss of $459.9 million for the year ended December 31, 2024. As a percentage of revenue, net loss was 23.4% for the year ended December 31, 2023 and net loss was 49.8% for the year ended December 31, 2024.

Liquidity and Capital Resources

Liquidity

We have historically financed our ongoing business with existing cash, investments and cash flow from operations; however, we have increasingly relied upon our credit arrangements to manage our working capital needs. We had a positive cash flow from operating activities of $103.6 million in the twelve months ended December 31, 2024. We have used, and expect to continue to use, existing cash, credit arrangements and cash generated from operations for working capital and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures.

As of December 31, 2024, our cash on hand was $76.0 million of which $52.6 million was held by our foreign subsidiaries. The Company had access to $180.8 million on its Credit Facility for future borrowings; however, as of December 31, 2024, the Company was limited to additional borrowings of $36.1 million based on debt covenant compliance metrics. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax. As of December 31, 2023, our cash on hand was $87.2 million, of which $73.0 million was held by our foreign subsidiaries.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 3.37% as of December 31, 2024. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €333.2 million or approximately $344.9 million, based on an exchange rate as of December 31, 2024 and reflecting interest accrued through December 31, 2024 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The Company expects to receive a ruling on a procedural matter in the DPLTA appraisal proceedings during the latter half of 2025 or 2026, which ruling, depending on outcome, will likely be appealed and may take 6-12 months to be decided on appeal. The Company does not expect that a trial on the merits of the DPLTA appraisal proceedings will commence until the procedural matter has been resolved. The proceeding for the trial on the merits of the DPLTA will likely take a minimum of 12 months for a ruling and such ruling will likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

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

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Credit Agreement”), which has since been amended four times. The Company had access to $180.8 million on its Credit Facility for future borrowings; however, as of December 31, 2024, the Company was limited to additional borrowings of $36.1 million based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x(or 4.0x to 3.5x during a Springing Covenant Period), and a Consolidated Fixed Charge Coverage Ratio of 1.25x.

As of December 31, 2024, and as of the date of issuance of these financial statements, the Company does not have sufficient liquidity to meet the substantial majority of its payment obligations under the DPLTA pertaining to Exit Compensation. For the year ended December 31, 2024, approximately 831 thousand shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 million, or approximately $17.4 million, based on exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the year ended December 31, 2023, a total of 67 thousand shares of Adtran Networks stock was tendered to the Company and Exit Compensation payments of approximately €1.2 million or approximately $1.3 million based on an exchange rate as of December 31, 2023, were paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and we do not expect the final decision to be published within the next 12 months; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the fact that the Company expects to receive a procedural decision during 2025 or 2026 that will likely be appealed and, while the date of a decision by the court on the merits of the case is uncertain, it will likely take a minimum of 12 months for a ruling and, thereafter, an expected appeal process will take a further 12-24 months to resolve; (iv) the current guaranteed Annual Recurring Compensation payment; and (v) the current trading value of Adtran Networks shares.

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

In summary, the Company believes that its cash and cash equivalents, investments, working capital management initiatives and availability to access cash under the Wells Fargo Credit Facility (described below), will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under the DPLTA, including anticipated levels of Exit Compensation and ability to continue to comply with our debt covenants under the Credit Facility for at least the next twelve months, from the issuance of these Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A. See Note 11 of Notes to Consolidated Financial Statements included in Part I, Item 8 of this report for additional information regarding the terms of the Wells Fargo Credit Agreement as amended.

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

As of December 31, 2024, Adtran’s borrowings under the revolving line of credit were $189.6 million, of which approximately $141.0 million were borrowed by ADTRAN, Inc. and $48.6 million were borrowed under the Subline by Adtran Networks. The credit facilities provided under the Credit Agreement mature in July 2027, but the US Borrower may request extensions subject to customary conditions. In addition, the US Borrower may utilize up to $50.0 million of the $374.0 million total revolving facility for the issuance of letters of credit. As of December 31, 2024, we had a total of $3.6 million in letters of credit under ADTRAN, Inc. outstanding under the Credit Agreement, leaving a net amount (after giving effect to the $189.6 million of outstanding borrowings described above) of $180.8 million available for future borrowings; however, as of December 31, 2024, the Company was limited to additional borrowings of $36.1 million based on debt covenant compliance metrics. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration. As of December 31, 2024, the Company was in compliance with all covenants.

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

Operating Activities

Net cash provided by operating activities of $103.6 million during the year ended December 31, 2024 increased by $146.6 million compared to $43.0 million of net cash used in during the year ended December 31, 2023. The increase was primarily due to the declining net loss for the twelve months ended December 31, 2024 and 2023, excluding the goodwill impairment charge of $297.4 million, as adjusted primarily for decreased depreciation and amortization, decreased deferred taxes and increased net cash inflows from working capital. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable decreased 15.1% from $209.7 million as of December 31, 2023 to $178.0 million as of December 31, 2024. There was an allowance for credit losses of $1.3 million and $0.4 million as of December 31, 2024 and December 31, 2023, respectively. The decrease in net accounts receivable was due primarily to a reduction in DSO. Quarterly accounts receivable DSO decreased from 86 days as of December 31, 2023 to 67 days as of December 31, 2024. The decrease in DSO was primarily driven by customer and geographical mix of commercial terms.

Other receivables decreased 44.0% from $17.5 million as of December 31, 2023 to $9.8 million as of December 31, 2024. The decrease in other receivables was primarily attributable to a decrease in sales of raw materials.

Annual inventory turnover decreased from 2.08 turns as of December 31, 2023 to 1.92 turns as of December 31, 2024. Inventory decreased 27.4% from $360.4 million as of December 31, 2023 to $261.6 million as of December 31, 2024. The decrease in inventory was primarily due to steps taken in with our Business Efficiency Program to improve working capital, a reduction in component purchases due to improved lead time, utilization of buffer stock and a $4.1 million write down of inventory due to a restructuring discontinuation of certain product lines within our Network Solutions segment. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory for customer demand and improve working capital.

Accounts payable increased 5.5% from $162.9 million as of December 31, 2023 to $171.8 million as of December 31, 2024. The increase in accounts payable was primarily due to the timing of the receipt of inventory, supplies and services. Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures, including intangibles totaled approximately $65.2 million and $45.8 million for the years ended December 31, 2024 and 2023, respectively. These expenditures were primarily used to purchase software, computer hardware, manufacturing and test equipment, building improvements and developed technologies. The increase in capital expenditures is primarily attributable to an increase in expenditures related to developed technology.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 3.37% as of December 31, 2024. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €333.2 million or approximately $344.9 million, based on an exchange rate as of December 31, 2024 and reflecting interest accrued through December 31, 2024 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The Company expects to receive a ruling on a procedural matter in the DPLTA appraisal proceedings during the latter half of 2025 or 2026, which ruling, depending on outcome, will likely be appealed and may take 6-12 months to be decided on appeal. The Company does not expect that a trial on the merits of the DPLTA appraisal proceedings will commence until the procedural matter has been resolved. The proceeding for the trial on the merits of the DPLTA will likely take a minimum of 12 months for a ruling and such ruling will likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

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

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.11 of this Annual Report on Form 10-K/A.

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

Maintenance Revenue

Our maintenance service periods range from one month to five years. Customers are typically invoiced and pay for maintenance services at the beginning of the maintenance period. We recognize revenue for maintenance services on a straight-line basis over the maintenance period as our customers benefit evenly throughout the contract term and deferred revenue, when applicable, is recorded in unearned revenue and non-current unearned revenue. The total balance of our unearned revenue was $74.8 million and $65.1 million as of December 31, 2024 and 2023, respectively.

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

During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of each reporting unit using a combination of an income approach and a market approach. The significant inputs and assumptions used in the determination of the fair value of our reporting units based on future cash flows for the reporting units, requires significant judgment and the use of estimates and assumptions related to cash flow projections, discount rate, peer group determination and market multiple selection. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the first quarter of 2024.

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

The balance of our goodwill was $52.9 million and $358.2 million as of December 31, 2024 and 2023, respectively.

Intangible Assets

Purchased intangible assets with finite lives are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets.

The balance of our intangible assets was $284.9 million and $337.4 million as of December 31, 2024 and 2023, respectively.

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

During the first quarter of 2024, factors triggered a quantitative impairment assessment for the Network Solutions asset group. The long-lived assets associated with the Network Solutions asset group was $361.5 million as of December 31, 2024.

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

We maintain depository investments with certain financial institutions. As of December 31, 2024, $72.4 million of our cash and cash equivalents, primarily foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

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

PricewaterhouseCoopers LLP; PCAOB Firm ID: 238; Birmingham, Alabama

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ADTRAN Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ADTRAN Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of loss, of comprehensive (loss) income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2024 and 2023 financial statements and financial statement schedule to correct errors.

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 because of the material weaknesses related to the Company not (i) designing and maintaining effective controls in response to the risks of material misstatement; (ii) designing and maintaining effective controls over financial statement preparation, presentation and disclosure commensurate with its financial reporting requirements; and (iii) designing and maintaining effective controls to address the initial application of complex accounting standards and accounting of non-routine, unusual or complex events and transactions. However, management has subsequently determined that material weaknesses in internal control over financial reporting existed as of December 31, 2024 related to the Company not (i) designing and maintaining effective controls relating to communicating accurate information internally and with those charged with governance and (ii) designing and maintaining effective controls over an inventory suspense account. Accordingly, management’s report and our opinion on the effectiveness of internal control over financial reporting have been restated to include these additional material weaknesses.

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

Valuation of Inventory – Estimate of Certain Excess and Obsolete Reserves

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated net inventory as of December 31, 2024 was $261.6 million, of which certain inventory is subject to certain excess and obsolete reserves. Management establishes reserves for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age, and market conditions.

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

Interim Goodwill and Asset Group Impairment Assessments – Network Solutions Reporting Unit and Asset Group

As described in Notes 1, 8, and 9 to the consolidated financial statements, the Company’s goodwill balance was $52.9 million as of December 31, 2024, and the goodwill associated with the Network Solutions reporting unit was $0 million. The Company’s long-lived assets, such as property, plant and equipment, right of use lease assets, and purchased intangibles subject to amortization were $421.7 million as of December 31, 2024, and the long-lived assets associated with the Network Solutions asset group were $361.5 million. Goodwill is tested by management for impairment annually during the fourth quarter and reviewed for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting units below their carrying amount. Long lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the first quarter of 2024, management identified factors triggering a quantitative impairment assessment for the Company’s reporting units and Network Solutions asset group, resulting in a $297.4 million goodwill impairment charge for the Network Solutions reporting unit. Management determined the fair value of the Network Solutions reporting unit using a combination of an income approach and a market approach. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset group. The significant inputs and assumptions used in the determination of the fair value of the reporting unit requires significant judgment and the use of estimates and assumptions related to revenue growth rates, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rate, peer group determination, and revenue and EBITDA market multiples. The significant inputs and assumptions used in the determination of the cash flows expected to be generated by the asset group requires significant judgment and the use of estimates and assumptions related to revenue growth rates, EBITDA margins, peer group determination, and disposition exit multiple.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 3, 2025, except for the effects of the restatement discussed in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is May 20, 2025

We have served as the Company’s auditor since 1986.

Financial Statements

ADTRAN Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

December 31, 2024 and 2023

ASSETS	2024 (Restated)	2023 (Restated)
Current Assets
Cash and cash equivalents	$76,021	$87,167
Accounts receivable, less allowance for credit losses of $1,300 and $400 as of December 31, 2024 and 2023, respectively	178,030	209,737
Other receivables	9,775	17,450
Income tax receivable	5,461	3,198
Inventory, net	261,557	360,424
Assets held for sale	11,901	—
Prepaid expenses and other current assets	56,395	40,991
Total Current Assets	599,140	718,967
Property, plant and equipment, net	106,454	118,157
Deferred tax assets, net	17,826	29,294
Goodwill	52,918	358,150
Intangibles, net	284,893	337,423
Other non-current assets	78,128	87,706
Long-term investments	32,060	27,743
Total Assets	$1,171,419	$1,677,440
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$171,825	$162,922
Unearned revenue	52,701	42,500
Accrued expenses and other liabilities	34,158	36,204
Accrued wages and benefits	32,853	27,152
Income tax payable	1,936	5,221
Total Current Liabilities	293,473	273,999
Non-current revolving credit agreement outstanding	189,576	195,000
Deferred tax liabilities	30,372	35,566
Non-current unearned revenue	22,065	22,632
Non-current pension liability	8,983	12,543
Deferred compensation liability	33,203	29,039
Non-current lease obligations	25,925	31,420
Other non-current liabilities	17,928	28,657
Total Liabilities	621,525	628,856
Commitments and contingencies (see Note 18)
Redeemable Non-Controlling Interest	422,943	443,327
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,483 shares issued and 79,218 outstanding as of December 31, 2024 and 78,970 shares issued and 78,674 shares outstanding as of December 31, 2023	795	790
Additional paid-in capital	808,913	794,468
Accumulated other comprehensive income	11,254	47,530
Retained deficit	(688,813)	(231,706)
Less treasury stock at cost: 266 and 297 shares as of December 31, 2024 and 2023, respectively	(5,198)	(5,825)
Total Equity	126,951	605,257
Total Liabilities and Equity	$1,171,419	$1,677,440

See accompanying notes to consolidated financial statements.

ADTRAN Holdings, Inc.

Consolidated Statements of Loss

(In thousands, except per share amounts)

Years ended December 31, 2024, 2023 and 2022

	2024 (Restated)		2023 (Restated)	2022
Revenue
Network Solutions	$738,964		$974,389	$916,793
Services & Support	183,756		174,711	108,743
Total Revenue	922,720		1,149,100	1,025,536
Cost of Revenue
Network Solutions	517,220		724,518	647,105
Network Solutions - charges and inventory write-down	8,597		24,313	—
Services & Support	72,739		69,142	51,179
Total Cost of Revenue	598,556		817,973	698,284
Gross Profit	324,164		331,127	327,252
Selling, general and administrative expenses	232,918		258,610	208,889
Research and development expenses	221,458		258,311	173,757
Asset impairment	—		—	17,433
Goodwill impairment	297,353		37,874	—
Operating Loss	(427,565)		(223,668)	(72,827)
Interest and dividend income	3,058		2,340	2,123
Interest expense	(22,053)		(16,299)	(3,437)
Net investment gain (loss)	3,587		2,754	(11,339)
Other income, net	246		1,266	14,517
Loss Before Income Taxes	(442,727)		(233,607)	(70,963)
Income tax (expense) benefit	(7,340)		(28,299)	62,075
Net Loss	$(450,067)		$(261,906)	$(8,888)
Net Income (Loss) attributable to non-controlling interest (1)	9,824		6,946	(6,851)
Net Loss attributable to ADTRAN Holdings, Inc.	$(459,891)		$(268,852)	$(2,037)

Weighted average shares outstanding – basic	78,928		78,416	62,346
Weighted average shares outstanding – diluted	78,928		78,416	62,346

Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(5.79)	(2)	$(3.43)	$(0.03)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(5.79)	(2)	$(3.43)	$(0.03)

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

ADTRAN Holdings, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

Years ended December 31, 2024, 2023 and 2022

	2024 (Restated)	2023 (Restated)	2022
Net Loss	$(450,067)	$(261,906)	$(8,888)
Other Comprehensive (Loss) Income, net of tax
Net unrealized gain (loss) on available-for-sale securities	—	454	(284)
Defined benefit plan adjustments	1,479	(1,490)	4,597
Foreign currency translation (loss) gain	(37,755)	22,822	53,396
Other Comprehensive (Loss) Income, net of tax	(36,276)	21,786	57,709
Comprehensive (Loss) Income, net of tax	(486,343)	(240,120)	48,821
Less: Comprehensive Income attributable to non-controlling interest	9,824	7,328	12,818
Comprehensive (Loss) Income attributable to ADTRAN Holdings, Inc., net of tax	$(496,167)	$(247,448)	$36,003

See accompanying notes to consolidated financial statements.

ADTRAN Holdings, Inc.

Consolidated Statements of Changes in Equity

(In thousands, except per share amounts)

Years ended December 31, 2024, 2023 and 2022

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity
Balance as of December 31, 2021	79,652	$797	$288,946	$740,820	$(661,547)	$(11,914)	$—	$357,102
Net loss	—	—	—	(2,037)	—	—	(6,851)	(8,888)
Acquisition of Adtran Networks	27,995	280	577,980	—	—	—	316,415	894,675
Retirement of treasury stock	(30,330)	(303)	—	(655,761)	656,064	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	38,040	19,669	57,709
Dividend payments ($0.09 per share)	—	—	—	(22,885)	—	—	—	(22,885)
Dividends accrued on unvested restricted stock units	—	—	—	353	—	—	—	353
Deferred compensation adjustments, net of tax	—	—	—	—	(71)	—	—	(71)
ADTRAN RSUs and restricted stock vested	372	4	—	(10,482)	631	—	—	(9,847)
ADTRAN stock options exercised	399	3	—	5,330	798	—	—	6,131
Reclassification of Adtran Networks stock options	—	—	187	—	—	—	99	286
Adtran Networks stock options exercised	—	—	472	—	—	—	254	726
ADTRAN stock-based compensation expense	—	—	26,141	—	—	—	—	26,141
Adtran Networks stock-based compensation expense	—	—	2,108	—	—	—	73	2,181
Balance as of December 31, 2022	78,088	781	895,834	55,338	(4,125)	26,126	329,659	1,303,613
Net loss	—	—	—	(258,727)	—	—	(3,179)	(261,906)
Annual recurring compensation earned	—	—	—	(10,125)	—	—	—	(10,125)
Acquisition of Adtran Networks	—	—	—	3,762	—	—	—	3,762
Reclassification and remeasurement from equity to mezzanine equity for non-controlling interests in Adtran Networks	—	—	(116,895)	—	—	—	(326,862)	(443,757)
Mezzanine equity for non-controlling interest in Adtran Networks for Adtran Networks stock options exercised			(1,175)					(1,175)
Other comprehensive income, net of tax	—	—	—	—	—	21,404	382	21,786
Dividend payments ($0.09 per share)	—	—	—	(21,237)	—	—	—	(21,237)
Dividends accrued on unvested restricted stock units	—	—	—	8	—	—	—	8
Deferred compensation adjustments, net of tax	—	—	—	(145)	(1,700)	—	—	(1,845)
ADTRAN RSUs and restricted stock vested	859	9	—	(1,115)	—	—	—	(1,106)
ADTRAN stock options exercised	23	—	—	164	—	—	—	164
Redemption of redeemable non-controlling interest	—	—	—	371	—	—	—	371
Adtran Networks stock options exercised	—	—	323	—	—	—	—	323
Modification of stock options	—	—	339	—	—	—	—	339
ADTRAN stock-based compensation expense	—	—	16,016	—	—	—	—	16,016
Adtran Networks stock-based compensation expense	—	—	26	—	—	—	—	26
Balance as of December 31, 2023 (restated)	78,970	790	794,468	(231,706)	(5,825)	47,530	—	605,257
Net loss	—	—	—	(450,067)	—	—	—	(450,067)
Annual recurring compensation earned	—	—	—	(9,824)	—	—	—	(9,824)
Remeasurement of redeemable non-controlling interest	—	—	(1,175)	—	—	—	—	(1,175)
Other comprehensive loss, net of tax	—	—	—	—	—	(36,276)	—	(36,276)
Deferred compensation adjustments, net of tax	—	—	(368)	—	627	—	—	259
ADTRAN RSUs and restricted stock vested	374	4	—	(1,026)	—	—	—	(1,022)
ADTRAN stock options exercised	139	1	—	824	—	—	—	825
Modification of Stock Options	—	—	(190)	—	—	—	—	(190)
Redemption of redeemable non-controlling interest	—	—	—	2,986	—	—	—	2,986
ADTRAN stock-based compensation expense	—	—	14,825	—	—	—	—	14,825
Adtran Networks stock-based compensation expense	—	—	1,353	—	—	—	—	1,353
Balance as of December 31, 2024 (restated)	79,483	$795	$808,913	$(688,813)	$(5,198)	$11,254	$—	$126,951

See accompanying notes to consolidated financial statements.

ADTRAN Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Years ended December 31, 2024, 2023 and 2022

	2024 (Restated)	2023 (Restated)	2022
Cash flows from operating activities:
Net Loss	$(450,067)	$(261,906)	$(8,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	90,529	112,949	67,553
Asset impairment	—	—	17,433
Goodwill impairment	297,353	37,874	—
Amortization of debt issuance cost	3,950	862	288
(Accretion) amortization on available-for-sale investments, net	—	(22)	19
(Gain) loss on investments	(5,030)	(2,900)	9,826
Net loss on disposal of property, plant and equipment	1,371	458	152
Stock-based compensation expense	15,988	16,381	28,322
Deferred income taxes	5,576	15,724	(62,388)
Inventory write down - business efficiency program	4,135	24,313	—
Inventory reserves	5,316	25,546	(2,363)
Other, net	—	(2,942)	—
Change in operating assets and liabilities:
Accounts receivable, net	46,108	72,320	788
Other receivables	10,713	10,315	(20,088)
Income taxes receivable	648	2,098	—
Inventory	79,985	22,408	(73,237)
Prepaid expenses, other current assets and other assets	(13,445)	(31,964)	(7,116)
Accounts payable	10,238	(91,907)	28,105
Accrued expenses and other liabilities	4,873	11,317	(20,483)
Income taxes payable	(4,670)	(3,939)	(2,151)
Net cash provided by (used in) operating activities	103,571	(43,015)	(44,228)
Cash flows from investing activities:
Purchases of property, plant and equipment	(34,501)	(36,337)	(17,072)
Purchases of intangibles - developed technology	(30,671)	(9,438)	—
Proceeds from sales and maturities of available-for-sale investments	1,240	10,567	51,661
Purchases of available-for-sale investments	(268)	(868)	(23,899)
(Payments) for and proceeds from beneficial interests in securitized accounts receivable	(55)	1,218	1,126
Proceeds from disposals of property, plant and equipment	—	—	12
Acquisition of business, net of cash acquired	—	—	44,003
Net cash (used in) provided by investing activities	(64,255)	(34,858)	55,831
Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(1,143)	(6,458)	(4,253)
Proceeds from stock option exercises	824	540	6,904
Dividend payments	—	(21,237)	(22,885)
Proceeds from receivables purchase agreement	68,556	14,099	—
Repayments on receivables purchase agreement	(83,772)	—	—
Proceeds from draw on revolving credit agreements	26,000	163,733	141,887
Repayment of revolving credit agreements	(31,000)	(64,987)	(48,000)
Redemption of redeemable non-controlling interest	(17,398)	(1,224)	—
Payment of annual recurring compensation to non-controlling interest	(10,084)	—	—
Payment of debt issuance cost	(1,994)	(708)	(3,015)
Repayment of notes payable	—	(24,891)	(17,702)
Net cash (used in) provided by financing activities	(50,011)	58,867	52,936
Net (decrease) increase in cash and cash equivalents	(10,695)	(19,006)	64,539
Effect of exchange rate changes	(451)	(2,471)	(12,713)
Cash, cash equivalents and restricted cash, beginning of year	87,167	108,644	56,818
Cash, cash equivalents and restricted cash, end of year	$76,021	$87,167	$108,644

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,884	$12,596	$1,728
Cash paid for income taxes, net of refunds	$6,691	$18,552	$3,832
Cash used in operating activities related to operating leases	$9,274	$9,682	$5,229
Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations	$5,317	$17,865	$3,410
Purchases of property, plant and equipment included in accounts payable	$2,635	$1,298	$1,165
Redemption of redeemable non-controlling interest	$2,986	$371	$—
Adtran Networks common shares exchanged in acquisition	$—	$—	$565,491
Adtran Networks options assumed in acquisition	$—	$—	$12,769
Non-controlling interest related to Adtran Networks	$—	$—	$316,415

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 3.37% as of December 31, 2024. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €333.2 million or approximately $344.9 million, based on an exchange rate as of December 31, 2024 and reflecting interest accrued through December 31, 2024 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The Company expects to receive a ruling on a procedural matter in the DPLTA appraisal proceedings during the latter half of 2025 or 2026, which ruling, depending on outcome, will likely be appealed and may take 6-12 months to be decided on appeal. The Company does not expect that a trial on the merits of the DPLTA appraisal proceedings will commence until the procedural matter has been resolved. The proceeding for the trial on the merits of the DPLTA will likely take a minimum of 12 months for a ruling and such ruling will likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

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

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended four times. The Company had access to $180.8 million on its Credit Facility for future borrowings; however, as of December 31 2024, the Company was limited to additional borrowings of $36.1 million based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a Springing Covenant Period) and a Consolidated Fixed Charge Coverage Ratio of 1.25x. See Note 11, Credit Agreements for additional information regarding the terms of the Wells Fargo Credit Agreement and its amendments.

As of December 31, 2024, and as of the date of issuance of these financial statements, the Company does not have sufficient liquidity to meet payment obligations under the DPLTA pertaining to Exit Compensation. While the Company did experience $17.4 million of redemptions during 2024, we believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and we do not expect the final decision to be published within the next 12 months; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the fact that the Company expects to receive a procedural decision during 2025 or 2026 that will likely be appealed and, while the date of a decision by the court on the merits of the case is uncertain, it will likely take a minimum of 12 months for a ruling and, thereafter, an expected appeal process will take a further 12-24 months to resolve; (iv) the current guaranteed Annual Recurring Compensation payment; and (v) the current trading value of Adtran Networks shares.

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

Restatement of Previously Issued Consolidated Financial Statements

On May 13, 2025, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company concluded, after considering the recommendations of management, that the Company’s (i) audited consolidated financial statements as of and for the years ended December 31, 2024 (“Fiscal 2024”) and December 31, 2023 (“Fiscal 2023”) included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2025 (the “2024 Form 10-K”), and (ii) unaudited condensed consolidated financial statements as of and for the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024 (the “2024 Interim Periods”) included in the Company’s Quarterly Reports filed with the SEC on May 10, 2024, August 9, 2024, and November 12, 2024, respectively (such 2024 Interim Periods, collectively with Fiscal 2024 and Fiscal 2023, the “Non-Reliance Periods”), as well as the relevant portions of any communication which describe or are based on such financial statements, should no longer be relied upon.

In addition, on May 13, 2025, the Company announced that it needed additional time to complete its quarterly reporting process as a result of the restatements to the annual periods ended December 31, 2023 and 2024 and for the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024, as well as to complete its evaluation of internal control over financial reporting as of December 31, 2024 as a result of errors related to the historical accounting for certain inventory and cost of goods sold transactions in its Adtran Networks SE subsidiary (the “Adjustment”). As a result, the Company filed a Form 12b-25 with the SEC and delayed its filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

In connection with the identification of the Adjustment, the Audit Committee has overseen an internal investigation into the circumstances surrounding the Adjustment and its impact on the Company’s historical financial statements. Based on the findings of the internal investigation, which is substantially complete, it has been determined that the underlying errors giving rise to the Adjustment were not properly addressed in the Company’s previously filed financial statements as of and for the years ended December 31, 2024 and 2023 and were not communicated to the Audit Committee or the independent auditors prior to the filing of the initial 2024 and 2023 Annual Reports on Form 10-K. As described in Item 9A of this Amendment No. 1, the Company is taking certain remedial actions to address the material weaknesses in its internal controls associated with these findings.

The impact of the correction of the misstatements and errors on the Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024 are summarized in Note 22, Restatement of Quarterly Financial Information (Unaudited).

The impact of the correction of the misstatements and errors has been reflected within Schedule II – Valuation and Qualifying Accounts for the year ended December 31, 2024.

We assessed the materiality of the errors on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC Topic 250, Accounting Changes and Error Corrections. Based on this assessment, we concluded that the errors, in the aggregate, are material to Fiscal 2024 and Fiscal 2023 and therefore, we are restating those financial statements herein. Furthermore, we made adjustments to correct for other previously identified immaterial errors. The impact of the correction of the misstatements and errors on the Consolidated Financial Statements for the years ended December 31, 2024 and 2023, as well as previously identified immaterial errors which have now been corrected, is summarized below. The Company has also restated impacted amounts within the accompanying footnotes to the Consolidated Financial Statements.

The impact of the correction of the misstatements and errors on the Consolidated Statements of Cash Flows were driven by changes in the related Consolidated Balance Sheet and Consolidated Statement of Loss and Comprehensive Income (Loss) line items. Below is a summary description of the significant errors:

ADJ 1: Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) is entitled to receive from us an Annual Recurring Compensation payment of €0.52 per share. The Company erroneously accrued this liability every quarter at €0.59 per share, overstating the associated accrual, the net income attributable to non-controlling interest and the net loss attributable to ADTRAN Holdings, Inc. for fiscal periods beginning with the quarter ended March 31, 2023 through the quarter ended June 30, 2024.

ADJ 2: For the periods beginning with the quarter ended March 31, 2023 through the quarter ended June 30, 2024 the Company remeasured the redeemable non-controlling interest each quarter-end at the current exchange rate of euros to U.S. Dollar. The Company treated the redeemable non-controlling interest as a monetary mezzanine equity instrument but should have treated it as a non-monetary mezzanine equity instrument not subject to remeasurement.

ADJ 3: For the year ended December 31, 2023 through the year ended December 31, 2024, the Company understated cost of revenue and overstated inventory in the Company's Adtran Networks subsidiary due to a system error. In addition, there were adjustments in the Company's U.S and Australian subsidiaries related to inventory reserves that were understated.

ADJ 4: For the year ended December 31, 2023 through the year ended December 31, 2024, the Company understated goodwill and overstated income tax receivable. The understatement was attributable to corrections to goodwill and deferred income tax associated with goodwill for an internal divestiture of a wholly owned subsidiary required by statutory laws in Europe.

In addition to the misstatements identified above, the Company has corrected other immaterial errors. These other errors are quantitatively and qualitatively immaterial, individually and in the aggregate. However, the Company has corrected these other errors as part of the correction for the significant errors described above.

The following tables reflect the impact of the restatements to the specific line items presented in the Company’s previously reported Consolidated Balance Sheets as of December 31, 2024 and 2023.

		As of December 31, 2024
ASSETS	Adj Reference	As Reported	Adjustment	As Restated
Current Assets
Cash and cash equivalents		$77,567	$(1,546)	$76,021
Accounts receivable, less allowance for credit losses of $1,300 as of December 31, 2024		178,030	—	178,030
Other receivables		9,775	—	9,775
Income tax receivable		5,461	—	5,461
Inventory, net	ADJ 3	269,337	(7,780)	261,557
Assets held for sale		11,901	—	11,901
Prepaid expenses and other current assets		58,534	(2,139)	56,395
Total Current Assets		610,605	(11,465)	599,140
Property, plant and equipment, net		102,942	3,512	106,454
Deferred tax assets, net		17,826	—	17,826
Goodwill		52,918	—	52,918
Intangibles, net		284,893	—	284,893
Other non-current assets		78,128	—	78,128
Long-term investments		32,060	—	32,060
Total Assets		$1,179,372	$(7,953)	$1,171,419
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable		$170,451	$1,374	$171,825
Unearned revenue		52,701	—	52,701
Accrued expenses and other liabilities		35,704	(1,546)	34,158
Accrued wages and benefits		32,853	—	32,853
Income tax payable		1,936	—	1,936
Total Current Liabilities		293,645	(172)	293,473
Non-current revolving credit agreement outstanding		189,576	-	189,576
Deferred tax liabilities		30,690	(318)	30,372
Non-current unearned revenue		22,065	—	22,065
Non-current pension liability		8,983	—	8,983
Deferred compensation liability		33,203	—	33,203
Non-current lease obligations		25,925	—	25,925
Other non-current liabilities		17,928	—	17,928
Total Liabilities		622,015	(490)	621,525
Commitments and contingencies (see Note 18)
Redeemable Non-Controlling Interest		422,943	—	422,943
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,483 shares issued and 79,218 outstanding as of December 31, 2024		795	—	795
Additional paid-in capital		808,913	—	808,913
Accumulated other comprehensive income	ADJ 3, 4	10,897	357	11,254
Retained deficit	ADJ 3, 4	(680,993)	(7,820)	(688,813)
Less treasury stock at cost: 266 shares as of December 31, 2024		(5,198)	—	(5,198)
Total Equity		134,414	(7,463)	126,951
Total Liabilities and Equity		$1,179,372	$(7,953)	$1,171,419

		As of December 31, 2023
ASSETS	Adj Reference	As Reported	Adjustment	As Restated
Current Assets
Cash and cash equivalents		$87,167	$—	$87,167
Accounts receivable, less allowance for credit losses of $400 as of December 31, 2023		216,445	(6,708)	209,737
Other receivables		17,450	—	17,450
Income tax receivable		7,933	(4,735)	3,198
Inventory, net	ADJ 3	362,295	(1,871)	360,424
Prepaid expenses and other current assets		45,566	(4,575)	40,991
Total Current Assets		736,856	(17,889)	718,967
Property, plant and equipment, net		113,582	4,575	118,157
Deferred tax assets, net	ADJ 4	25,787	3,507	29,294
Goodwill	ADJ 4	353,415	4,735	358,150
Intangibles, net		337,423	—	337,423
Other non-current assets		87,706	—	87,706
Long-term investments		27,743	—	27,743
Total Assets		$1,682,512	$(5,072)	$1,677,440
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable		$162,922	$—	$162,922
Unearned revenue		46,731	(4,231)	42,500
Accrued expenses and other liabilities	ADJ 1	37,607	(1,403)	36,204
Accrued wages and benefits		27,030	122	27,152
Income tax payable	ADJ 4	5,221	—	5,221
Total Current Liabilities		279,511	(5,512)	273,999
Non-current revolving credit agreement outstanding		195,000	—	195,000
Deferred tax liabilities	ADJ 4	35,655	(89)	35,566
Non-current unearned revenue		25,109	(2,477)	22,632
Non-current pension liability		12,543	—	12,543
Deferred compensation liability		29,039	—	29,039
Non-current lease obligations		31,420	—	31,420
Other non-current liabilities		28,657	—	28,657
Total Liabilities		636,934	(8,078)	628,856
Commitments and contingencies (see Note 20)
Redeemable Non-Controlling Interest	ADJ 2	451,756	(8,429)	443,327
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 78,970 shares issued and 78,674 outstanding as of December 31, 2023		790	—	790
Additional paid-in capital		795,304	(836)	794,468
Accumulated other comprehensive income	ADJ 1	47,461	69	47,530
Retained deficit	ADJ 1, 2, 4	(243,908)	12,202	(231,706)
Less treasury stock at cost: 297 shares as of December 31, 2023		(5,825)	—	(5,825)
Total Equity		593,822	11,435	605,257
Total Liabilities and Equity		$1,682,512	$(5,072)	$1,677,440

The following tables reflect the impact of the restatements to the specific line items presented in the Company’s previously reported Consolidated Statement of Loss and the Consolidated Statement of Comprehensive Loss for the years ended December 31, 2024 and 2023.

		Year Ended December 31, 2024
	Adj Reference	As Reported	Adjustment	As Restated
Revenue
Network Solutions		$738,964	$—	$738,964
Services & Support		183,756	—	183,756
Total Revenue		922,720	—	922,720
Cost of Revenue
Network Solutions	ADJ 3	511,070	6,150	517,220
Network Solutions - inventory write-down and other charges		8,597	—	8,597
Services & Support		72,739	—	72,739
Total Cost of Revenue		592,406	6,150	598,556
Gross Profit		330,314	(6,150)	324,164
Selling, general and administrative expenses		233,369	(451)	232,918
Research and development expenses		221,463	(5)	221,458
Goodwill impairment	ADJ 4	292,583	4,770	297,353
Operating Loss		(417,101)	(10,464)	(427,565)
Interest and dividend income		3,058	—	3,058
Interest expense		(22,053)	—	(22,053)
Net investment gain		3,587	—	3,587
Other income, net		246	—	246
Loss Before Income Taxes		(432,263)	(10,464)	(442,727)
Income tax expense	ADJ 4	(8,785)	1,445	(7,340)
Net Loss		$(441,048)	$(9,019)	$(450,067)
Less: Net Income attributable to non-controlling interest(1)		9,824	—	9,824
Net Loss attributable to ADTRAN Holdings, Inc.		$(450,872)	$(9,019)	$(459,891)

Weighted average shares outstanding – basic		78,928	78,928	78,928
Weighted average shares outstanding – diluted		78,928	78,928	78,928

Loss per common share attributable to ADTRAN Holdings, Inc. – basic		$(5.67)	$(0.12)	$(5.79)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted		$(5.67)	$(0.12)	$(5.79)

Net Loss		$(441,048)	$(9,019)	$(450,067)
Other Comprehensive Loss, net of tax
Defined benefit plan adjustments		1,479	—	1,479
Foreign currency translation loss	ADJ 3, 4	(38,047)	292	(37,755)
Other Comprehensive Loss, net of tax		(36,568)	292	(36,276)
Comprehensive Loss, net of tax		(477,616)	(8,727)	(486,343)
Less: Comprehensive Income attributable to non-controlling interest, net of tax		9,824	—	9,824
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax		$(487,440)	$(8,727)	$(496,167)

(1) For the year ended December 31, 2024 we accrued $9.8 million of net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA

		Year Ended December 31, 2023
	Adj Reference	As Reported	Adjustment	As Restated
Revenue
Network Solutions		$974,389	$—	$974,389
Services & Support		174,711	—	174,711
Total Revenue		1,149,100	—	1,149,100
Cost of Revenue
Network Solutions	ADJ 3	722,582	1,936	724,518
Network Solutions - Inventory Write Down		24,313	—	24,313
Services & Support		69,142	—	69,142
Total Cost of Revenue		816,037	1,936	817,973
Gross Profit		333,063	(1,936)	331,127
Selling, general and administrative expenses		258,149	461	258,610
Research and development expenses		258,311	—	258,311
Goodwill impairment		37,874	—	37,874
Operating Loss		(221,271)	(2,397)	(223,668)
Interest and dividend income		2,340	—	2,340
Interest expense		(16,299)	—	(16,299)
Net investment gain		2,754	—	2,754
Other income (expense), net		1,266	—	1,266
Loss Before Income Taxes		(231,210)	(2,397)	(233,607)
Income tax expense	ADJ 4	(28,133)	(166)	(28,299)
Net Loss		$(259,343)	$(2,563)	$(261,906)
Net Income attributable to non-controlling interest (1)	ADJ 1	8,345	(1,399)	6,946
Net Loss attributable to ADTRAN Holdings, Inc.		$(267,688)	$(1,164)	$(268,852)

Weighted average shares outstanding – basic		78,416	78,416	78,416
Weighted average shares outstanding – diluted		78,416	78,416	78,416

Loss per common share attributable to ADTRAN Holdings, Inc. – basic		$(3.41)	$(0.01)	$(3.43)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted		$(3.41)	$(0.01)	$(3.43)

Net Loss		$(259,343)	$(2,563)	$(261,906)
Other Comprehensive Loss, net of tax
Net unrealized gain (loss) on available-for-sale securities		454	—	454
Defined benefit plan adjustments		(1,490)	—	(1,490)
Foreign currency translation gain	ADJ 1	22,753	69	22,822
Other Comprehensive Loss, net of tax		21,717	69	21,786
Comprehensive (Loss), net of tax		(237,626)	(2,494)	(240,120)
Less: Comprehensive Income attributable to non-controlling interest	ADJ 1	8,727	(1,399)	7,328
Comprehensive (Loss) attributable to ADTRAN Holdings, Inc., net of tax		$(246,353)	$(1,095)	$(247,448)

(1) For the year ended December 31, 2023, we have recognized $10.1 million, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA partially offset by a $3.2 million net loss attributable to non-controlling interests pre-DPLTA for the year ended December 31, 2023.

The following tables reflect the impact of the restatement to the specific line items presented in the Company's previously reported Consolidated Statement of Changes in Stockholders Equity for the periods ended December 31, 2024 and 2023:

	Retained Deficit			Accumulated Other Comprehensive Income			Additional paid-in capital
(In thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Balance as of December 31, 2023	$(243,908)	$12,202	$(231,706)	$47,461	$69	$47,530	$795,304	$(836)	$794,468
Net loss	(441,048)	(9,019)	(450,067)	—	—	—	—	—	—
Annual recurring compensation earned	(9,824)	—	(9,824)	—	—	—	—	—	—
Remeasurement of redeemable non-controlling interest	—	—	—	—	—	—	(1,175)	—	(1,175)
Other comprehensive loss, net of tax	—	—	—	(36,568)	292	(36,276)	—	—	—
Deferred compensation adjustments, net of tax	—	—	—	—	—	—	(368)	—	(368)
ADTRAN RSUs and restricted stock vested	(1,026)	—	(1,026)	—	—	—	—	—	—
ADTRAN stock options exercised	824	—	824	—	—	—	—	—	—
Modification of Stock Options	—	—	—	—	—	—	(190)	—	(190)
Redemption of redeemable non-controlling interest	2,986	—	2,986	—	—	—	—	—	—
ADTRAN stock-based compensation expense	—	—	—	—	—	—	14,825	—	14,825
Adtran Networks stock-based compensation expense	—	—	—	—	—	—	517	836	1,353
Balance as of December 31, 2024	$(691,996)	$3,183	$(688,813)	$10,893	$361	$11,254	$808,913	$-	$808,913

	Retained Deficit			Accumulated Other Comprehensive Income			Additional paid-in capital
(In thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Balance as of December 31, 2022	$55,338	$—	$55,338	$26,126	$—	$26,126	$895,834	$—	$895,834
Net loss	(256,164)	(2,563)	(258,727)	—	—	—	—	—	—
Annual recurring compensation earned	(11,524)	1,399	(10,125)	—	—	—	—	—
Acquisition of Adtran Networks	—	3,762	3,762	—	—	—	—	—
Reclassification and remeasurement from equity to mezzanine equity for non-controlling interests in Adtran Networks	—	—	—	—	—	—	(116,895)	—	(116,895)
Mezzanine equity for non-controlling interest in Adtran Networks for Adtran Networks stock options exercised	—	—	—	—	—	—	—	(1,175)	(1,175)
Other comprehensive income, net of tax	—	—	—	21,335	69	21,404	—	—
Dividend payments ($0.09 per share)	(21,237)	—	(21,237)	—	—	—	—	—	—
Dividends accrued on unvested restricted stock units	8	—	8	—	—	—	—	—	—
Deferred compensation adjustments, net of tax	(145)	—	(145)	—	—	—	—	—	—
ADTRAN RSUs and restricted stock vested	(1,115)	—	(1,115)	—	—	—	—	—	—
ADTRAN stock options exercised	164	—	164	—	—	—	—	—	—
Redemption of redeemable non-controlling interest	371	—	371	—	—	—	—	—	—
Foreign currency remeasurement of redeemable non-controlling interest	(9,604)	9,604	—	—	—	—	—	—
Adtran Networks stock options exercised	—	—	—	—	—	—	323	—	323
Modification of stock options	—	—	—	—	—	—	—	339	339
ADTRAN stock-based compensation expense	—	—	—	—	—	—	16,016	—	16,016
Adtran Networks stock-based compensation expense	—	—	—	—	—	—	26	—	26
Balance as of December 31, 2023	$(243,908)	$12,202	$(231,706)	$47,461	$69	$47,530	$795,304	$(836)	$794,468

The following tables reflect the impact of the restatement to the specific line items presented in the Company's previously reported Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023:

		Year Ended December 31, 2024
	Adj Reference	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net Loss		$(441,048)	$(9,019)	$(450,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		90,985	(456)	90,529
Goodwill impairment	ADJ 4	292,583	4,770	297,353
Amortization of debt issuance cost		3,950	—	3,950
Gain on investments		(5,030)	—	(5,030)
Net loss on disposal of property, plant and equipment		1,371	—	1,371
Stock-based compensation expense		15,342	646	15,988
Deferred income taxes		2,247	3,329	5,576
Inventory write down - business efficiency program		4,135	—	4,135
Inventory reserves	ADJ 3	3,980	1,336	5,316
Change in operating assets and liabilities:
Accounts receivable, net		46,108	—	46,108
Other receivables		10,713	—	10,713
Income taxes receivable	ADJ 4	648	—	648
Inventory	ADJ 3	75,171	4,814	79,985
Prepaid expenses, other current assets and other assets		(10,718)	(2,727)	(13,445)
Accounts payable		11,784	(1,546)	10,238
Accrued expenses and other liabilities		5,519	(646)	4,873
Income taxes payable		(4,670)	—	(4,670)
Net cash provided by operating activities		103,070	501	103,571

Cash flows from investing activities:
Purchases of property, plant and equipment		(32,454)	(2,047)	(34,501)
Purchases of intangibles - developed technology		(30,671)	—	(30,671)
Proceeds from sales and maturities of available-for-sale investments		1,240	—	1,240
Purchases of available-for-sale investments		(268)	—	(268)
Payments for beneficial interests in securitized accounts receivable		(55)	—	(55)
Net cash used in investing activities		(62,208)	(2,047)	(64,255)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements		(1,143)	—	(1,143)
Proceeds from stock option exercises		824	—	824
Proceeds from receivables purchase agreement		68,556	—	68,556
Repayments on receivables purchase agreement		(83,772)	—	(83,772)
Proceeds from draw on revolving credit agreements		26,000	—	26,000
Repayment of revolving credit agreements		(31,000)	—	(31,000)
Redemption of redeemable non-controlling interest		(17,398)	—	(17,398)
Payment of annual recurring compensation to non-controlling interest		(10,084)	—	(10,084)
Payment of debt issuance cost		(1,994)	—	(1,994)
Net cash used in financing activities		(50,011)	—	(50,011)

Net decrease in cash and cash equivalents		(9,149)	(1,546)	(10,695)
Effect of exchange rate changes		(451)	—	(451)
Cash and cash equivalents, beginning of period		87,167	—	87,167
Cash and cash equivalents, end of period		$77,567	$(1,546)	$76,021

Supplemental disclosure of cash flow information:
Cash paid for interest		$20,884	$—	$20,884
Cash paid for income taxes, net of refunds		$6,691	$—	$6,691
Cash used in operating activities related to operating leases		$9,274	$—	$9,274
Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations		$5,317	$—	$5,317
Purchases of property, plant and equipment included in accounts payable		$2,635	$—	$2,635
Redemption of redeemable non-controlling interest		$2,986	$—	$2,986

		Year Ended December 31, 2023
	Adj Reference	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net Loss		$(259,343)	$(2,563)	$(261,906)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		112,949	—	112,949
Goodwill impairment		37,874	—	37,874
Amortization of debt issuance cost		862	—	862
Accretion on available-for-sale investments, net		(22)	—	(22)
Gain on investments		(2,900)	—	(2,900)
Net loss on disposal of property, plant and equipment		458	—	458
Stock-based compensation expense		16,016	365	16,381
Deferred income taxes	ADJ 4	15,558	166	15,724
Inventory write down		24,313	—	24,313
Inventory reserves		25,546	—	25,546
Other, net		(2,942)	—	(2,942)
Change in operating assets and liabilities:			—	—
Accounts receivable, net		65,612	6,708	72,320
Other receivables		10,315	—	10,315
Income taxes receivable		(2,637)	4,735	2,098
Inventory	ADJ 3	20,537	1,871	22,408
Prepaid expenses, other current assets and other assets		(29,883)	(2,081)	(31,964)
Accounts payable		(91,907)	—	(91,907)
Accrued expenses and other liabilities		17,929	(6,612)	11,317
Income taxes payable		(3,939)	—	(3,939)
Net cash (used in) provided by operating activities		(45,604)	2,589	(43,015)
Cash flows from investing activities:
Purchases of property, plant and equipment		(33,683)	(2,654)	(36,337)
Purchases of intangibles - developed technology		(9,438)	—	(9,438)
Proceeds from sales and maturities of available-for-sale investments		10,567	—	10,567
Purchases of available-for-sale investments		(868)	—	(868)
Proceeds from beneficial interests in securitized accounts receivable		1,218	—	1,218
Net cash used in investing activities		(32,204)	(2,654)	(34,858)
Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements		(6,458)	—	(6,458)
Proceeds from stock option exercises		540	—	540
Dividend payments		(21,237)	—	(21,237)
Proceeds from receivables purchase agreement		14,099	—	14,099
Proceeds from draw on revolving credit agreements		163,733	—	163,733
Repayment of revolving credit agreements		(64,987)	—	(64,987)
Redemption of redeemable non-controlling interest		(1,224)	—	(1,224)
Payment of debt issuance cost		(708)	—	(708)
Repayment of notes payable		(24,891)	—	(24,891)
Net cash provided by financing activities		58,867	—	58,867
Net decrease in cash and cash equivalents		(18,941)	(65)	(19,006)
Effect of exchange rate changes		(2,536)	65	(2,471)
Cash, cash equivalents and restricted cash, beginning of year		108,644	—	108,644
Cash, cash equivalents and restricted cash, end of year		$87,167	$—	$87,167

Supplemental disclosure of cash financing activities
Cash paid for interest		$12,596	$—	$12,596
Cash paid for income taxes, net of refunds		$18,552	$—	$18,552
Cash used in operating activities related to operating leases		$9,682	$—	$9,682
Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations		$17,865	$—	$17,865
Purchases of property, plant and equipment included in accounts payable		$1,298	$—	$1,298
Redemption of redeemable non-controlling interest		$371	$—	$371

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market funds and short-term investments classified as available-for-sale with original maturities of three months or less. We maintain depository investments with certain financial institutions. As of December 31, 2024 $72.4 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions and determined the risk of material financial loss due to the exposure of such credit risk to be minimal.

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

Accounts Receivable

The Company records accounts receivable at amortized cost. Prior to establishing payment terms for a new customer, we evaluate the credit risk of the customer. Credit limits and payment terms established for new customers are re-evaluated periodically based on customer collection experience and other financial factors. As of December 31, 2024, no customer comprised more than 10% of our total accounts receivable balance. As of December 31, 2023, a single customer comprised more than 10% of our total accounts receivable balance, which accounted for 12.2% of our total accounts receivable.

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

During the first quarter of 2024, factors triggered a quantitative impairment assessment for the Network Solutions asset group. The long-lived assets associated with the Network Solutions asset group was approximately $361.5 million as of December 31, 2024

There were no impairment losses for long-lived assets and intangible assets during the years ended December 31, 2024, 2023 and 2022. See Note 9 for additional information.

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

The Company recognized impairments of $297.4 million and $37.9 million during the years ended December 31, 2024 and 2023, respectively. No goodwill impairment charge was recorded during the year ended December 31, 2022. See Note 8 for additional information.

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

Stock-based compensation expense recognized for the years ended December 31, 2024, 2023 and 2022 was approximately $16.0 million, $16.4 million and $28.3 million, respectively. See Note 3 for additional information.

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

The following table provides information about accounts receivable, contract assets and unearned revenue from contracts with customers:

(In thousands)	December 31, 2024 (Restated)	December 31, 2023 (Restated)
Accounts receivable	$178,030	$209,737
Contract assets(1)	$631	$691
Unearned revenue	$52,701	$42,500
Non-current unearned revenue	$22,065	$22,632

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

For the years ended December 31, 2024, 2023 and 2022, stock-based compensation expense was $16.0 million, $16.4 million and $28.3 million respectively.

PSUs, RSUs and Restricted Stock - ADTRAN Holdings, Inc.

The following table summarizes stock-based compensation expense related to stock options, PSUs, RSUs and restricted stock for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	2024 (Restated)	2023 (Restated)	2022
Stock-based compensation expense included in cost of revenue	$1,142	$1,293	$2,876
Selling, general and administrative expenses	11,058	11,066	20,844
Research and development expenses	3,788	4,022	4,602
Stock-based compensation expense included in operating expenses	14,846	15,088	25,446
Total stock-based compensation expense	15,988	16,381	28,322
Tax benefit for expense associated with non-qualified stock options, PSUs, RSUs and restricted stock	(1,976)	(3,837)	(5,152)
Total stock-based compensation expense, net of tax	$14,012	$12,544	$23,170

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

Note 5 – Inventory

As of December 31, 2024 and 2023, inventory, net was comprised of the following:

(In thousands)	2024 (Restated)	2023 (Restated)
Raw materials	$106,384	$152,140
Work in process	9,724	17,239
Finished goods	145,449	191,045
Total Inventory, net	$261,557	$360,424

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

Note 6 – Property, Plant and Equipment

As of December 31, 2024 and 2023, property, plant and equipment, net was comprised of the following:

(In thousands)	2024 (Restated)	2023 (Restated)
Engineering and other equipment	$184,694	$183,336
Building	50,871	79,215
Computer hardware and software	113,241	96,327
Building and land improvements	39,979	58,238
Furniture and fixtures	20,994	21,368
Land	2,989	5,242
Total Property, Plant and Equipment	412,768	443,726
Less: accumulated depreciation	(306,314)	(325,569)
Total Property, Plant and Equipment, net	$106,454	$118,157

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

	As of December 31,
Weighted average remaining lease term (years)	2024	2023
Operating leases with USD functional currency	7.3	8.1
Operating leases with EUR functional currency	5.9	5.8
Weighted average discount rate
Operating leases with USD functional currency	3.64%	3.70%
Operating leases with EUR functional currency	4.50%	3.92%

Note 8 – Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2024 and December 31, 2023 are as follows:

(In thousands)	Network Solutions (Restated)	Services & Support	Total (Restated)
As of December 31, 2022 (as previously reported)	$298,280	$83,444	$381,724
Correction of goodwill from business combination with Adtran Networks	4,735	—	4,735
As of December 31, 2022 (restated)	$303,015	$83,444	$386,459
Goodwill impairment	—	(37,500)	(37,500)
Correction of a purchase allocation adjustment	(9,662)	9,662	—
Foreign currency translation adjustments	8,413	778	9,191
As of December 31, 2023 (restated)	$301,766	$56,384	$358,150
Goodwill impairment	(295,298)	—	(295,298)
Foreign currency translation adjustments	(6,468)	(3,466)	(9,934)
As of December 31, 2024 (restated)	$—	$52,918	$52,918

The Company’s annual impairment test date is October 1, 2024. Based on our analysis, management concluded that there was no impairment of goodwill as of that date. Between the annual impairment date of October 1, 2024 and year-end December 31, 2024, there were no additional triggering events.

During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of each reporting unit using a combination of an income approach and a market approach. The significant inputs and assumptions used in the determination of the fair value of our reporting units, based on future cash flows for the reporting units, requires significant judgment and the use of estimates and assumptions related to revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, discount rate, peer group determination, revenue and EBITDA market multiple. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the first quarter of 2024.

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

As of December 31, 2024, accumulated goodwill impairment losses in total were $335.3 million.

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

As of December 31, 2024, Adtran's borrowings under the revolving line of credit were $189.6 million, of which approximately $141.0 million were borrowed by ADTRAN, Inc. and $48.6 million were borrowed under the Subline by Adtran Networks. The credit facilities provided under the Credit Agreement mature in July 2027, but the U.S. Borrower may request extensions subject to customary conditions. In addition, the U.S. Borrower may utilize up to $50.0 million of the $374.0 million total revolving facility for the issuance of letters of credit. As of December 31, 2024, we had a total of 3.6 million in letters of credit under ADTRAN, Inc. outstanding under the Credit Agreement, leaving a net amount (after giving effect to the $189.6 million of outstanding borrowings described above) of $180.8 million available for future borrowings; however, as of December 31, 2024, the Company was limited to additional borrowings of $36.1 million based on debt covenant compliance metrics. Any future credit extensions under the Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration. As of December 31, 2024, the Company was in compliance with all covenants.

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

Note 12 – Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 are as follows:

(In thousands)	2024 (Restated)	2023 (Restated)	2022
Current
Federal	$(1,456)	$2,545	$4,572
State	575	26	88
International	2,645	10,004	(4,347)
Total Current	1,764	12,575	313

Deferred
Federal	357	46,672	(47,429)
State	(405)	6,607	(6,776)
International	5,624	(37,555)	(8,183)
Total Deferred	5,576	15,724	(62,388)
Total Income Tax Expense (Benefit)	$7,340	$28,299	$(62,075)

The effective income tax rate differs from the federal statutory rate due to the following:

	2024 (Restated)	2023 (Restated)	2022
Tax provision computed at the federal statutory rate	21.00%	21.00%	21.00%
State income tax provision, net of federal benefit	0.06	1.33	2.60
Federal research credits	0.66	3.23	6.74
Foreign taxes	(0.02)	3.20	6.29
Tax-exempt income	0.04	0.06	0.21
Change in valuation allowance	(6.48)	(34.83)	63.92
Non-deductible transaction costs	—	—	(2.74)
Foreign tax credits	0.84	2.42	(0.40)
Stock-based compensation	(0.39)	(0.56)	(2.09)
Withholding taxes	(0.08)	0.01	0.03
Adtran Networks tax exempt income	—	1.41	—
Return to accrual	0.59	0.61	0.24
Global intangible low-taxed income ("GILTI")	(3.07)	(5.81)	(8.08)
Adtran Networks Goodwill Impairment	(13.84)	(4.57)	—
Other, net	(0.97)	0.40	(0.24)
Effective Tax Rate	(1.66)%	(12.10)%	87.48%

Loss before expense (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022 is as follows:

(In thousands)	2024 (Restated)	2023 (Restated)	2022
U.S. entities	$(71,684)	$(113,951)	$(33,720)
International entities	(371,043)	(119,656)	(37,243)
Total	$(442,727)	$(233,607)	$(70,963)

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

Deferred income taxes on the Consolidated Balance Sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The significant components of current and non-current deferred taxes as of December 31, 2024 and 2023 consist of the following:

(In thousands)	2024 (Restated)	2023 (Restated)
Deferred tax assets:
Inventory	$14,121	$19,623
Accrued expenses	845	3,533
Deferred compensation	7,093	6,284
Stock-based compensation	1,770	2,023
Uncertain tax positions related to state taxes and related interest	105	105
Goodwill	3,001	3,496
Pensions	5,121	8,607
Foreign losses	73,162	3,225
State losses and credit carry-forwards	4,901	4,259
Federal loss and research carry-forwards	20,874	78,450
Lease liabilities	6,153	7,701
Capitalized research and development expenditures	43,574	48,192
Interest expense limitation	6,815	—
Valuation allowance	(115,694)	(86,567)
Total Deferred Tax Assets	71,841	98,931

Deferred tax liabilities:
Property, plant and equipment	(8,368)	(9,093)
Intellectual property	(67,923)	(86,572)
Right of use lease assets	(6,175)	(8,424)
Investments	(1,921)	(1,114)
Total Deferred Tax Liabilities	(84,387)	(105,203)
Net Deferred Tax Liabilities	$(12,546)	$(6,272)

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

As of December 31, 2024 and 2023, the Company had gross deferred tax assets totaling $103.1 million offset by a valuation allowance totaling $115.7 million and gross deferred tax assets totaling $80.3 million offset by a valuation allowance of $86.6 million, respectively. Of the current valuation allowance, $87.0 million was established against our domestic deferred tax assets and the remaining $28.7 million is related to foreign tax assets where we lacked sufficient future source of taxable income to realize those deferred tax assets. The change in our valuation allowance for the year ending December 31, 2024 was an increase of $29.1 million. The change in the valuation allowance was primarily related to the decrease in deferred tax liabilities remaining from the step up in book basis from purchase accounting and the increase in deferred tax assets associated with net operating losses and interest expense limitation during the year.

Supplemental balance sheet information related to deferred tax assets (liabilities) as of December 31, 2024 and 2023 were as follows:

	December 31, 2024 (Restated)
(In thousands)	Deferred Tax Assets (Liabilities)	Valuation Allowance	Deferred Tax Assets (Liabilities), net
Domestic	$102,002	$(87,030)	$14,972
International	1,146	(28,664)	(27,518)
Total	$103,148	$(115,694)	$(12,546)

	December 31, 2023 (Restated)
(In thousands)	Deferred Tax Assets (Liabilities)	Valuation Allowance	Deferred Tax Assets (Liabilities), net
Domestic	$100,700	$(84,767)	$15,933
International	(20,405)	(1,800)	(22,205)
Total	$80,295	$(86,567)	$(6,272)

As of December 31, 2024 and 2023, the deferred tax assets for foreign and domestic loss carry-forwards, research and development tax credits, unamortized research and development costs and state credit carry-forwards totaled $142.5 million and $135.6 million, respectively. As of December 31, 2024, $27.7 million of these deferred tax assets will expire at various times between 2025 and 2045. The remaining deferred tax assets will either amortize through 2040 or carryforward indefinitely.

As of December 31, 2024 and 2023, respectively, our cash and cash equivalents were $76.0 million and $87.2 million. Of these amounts, our foreign subsidiaries held cash of $52.6 million and $73.0 million, respectively, representing approximately 78% and 88% of available short-term liquidity, which is used to fund ongoing liquidity needs of these subsidiaries. As part of our restructuring plan, the Company’s assertion on being indefinitely reinvested changed in a particular jurisdiction in a previous year. The Company has a withholding tax liability of $0.4 million as of December 31, 2024 and 2023. The Company maintains its assertion in all other jurisdictions that it is indefinitely reinvesting its funds held in foreign jurisdictions outside of the U.S., except to the extent any of these funds can be repatriated without withholding tax. However, if all of these funds were repatriated to the U.S., or used for U.S. operations, certain amounts could be subject to tax. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the amount of funds subject to unrecognized deferred tax liability.

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

Note 14 – Equity

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by components of accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption (1)	Total
Balance as of December 31, 2022	(836)	(1,016)	27,593	385	26,126
Other comprehensive (loss) income before reclassifications	734	(1,590)	22,822	—	21,966
Amounts reclassified from accumulated other comprehensive (loss) income	(280)	100	—	—	(180)
Net current period other comprehensive income (loss)	454	(1,490)	22,822	—	21,786
Less: Other comprehensive income attributable to non-controlling interest, net of tax	—	—	382	—	382
Balance as of December 31, 2023 (Restated)	(382)	(2,506)	50,033	385	47,530
Other comprehensive (loss) income before reclassifications	(160)	1,640	(37,755)	—	(36,275)
Amounts reclassified from accumulated other comprehensive income (loss)	160	(161)	—	—	(1)
Net current period other comprehensive income (loss)	—	1,479	(37,755)	—	(36,276)
Balance as of December 31, 2024 (Restated)	$(382)	$(1,027)	$12,278	$385	$11,254
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

The following tables present the tax effects related to the change in each component of other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022:

	2024 (Restated)
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized (losses) gains on available-for-sale securities	$(216)	$56	$(160)
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	216	(56)	160
Defined benefit plan adjustments	1,640	—	1,640
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) income	(233)	72	(161)
Foreign currency translation adjustment	(37,755)	—	(37,755)
Total Other Comprehensive Loss	$(36,348)	$72	$(36,276)

	2023 (Restated)
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (losses) on available-for-sale securities	$992	$(258)	$734
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) income	(378)	98	(280)
Defined benefit plan adjustments	(2,304)	714	(1,590)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	145	(45)	100
Foreign currency translation adjustment	22,822	—	22,822
Total Other Comprehensive Income	$21,277	$509	$21,786

	2022
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized (losses) gains on available-for-sale securities	$(55)	$14	$(41)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) income	(328)	85	(243)
Defined benefit plan adjustments	6,549	(2,030)	4,519
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	113	(35)	78
Foreign currency translation adjustment	53,396	—	53,396
Total Other Comprehensive Income (Loss)	$59,675	$(1,966)	$57,709

Note 15 – Redeemable Non-Controlling Interest

As of December 31, 2024 and 2023, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 33.0% and 34.7%, respectively.

The following table summarizes the redeemable non-controlling interest activity for the year ended December 31, 2024 and 2023:

	For the year ended December 31,
(In thousands)	2024	2023 (Restated)
Balance at beginning of period	$443,327	$—
Reclassification of non-controlling interests	—	443,757
Non-controlling interests in Adtran Holdings related to stock options exercised	—	1,175
Redemption of redeemable non-controlling interests	(20,384)	(1,657)
Net income attributable to redeemable non-controlling interests	9,824	10,092	(1)
Annual recurring compensation earned	(9,824)	(10,092)	(1)
Adtran Networks stock option exercises	—	52
Balance at end of period	$422,943	$443,327	(1)

(1) During the third quarter of 2024, the Company identified errors primarily impacting the carrying values of the redeemable non-controlling interest, retained deficit, the net income attributable to the non-controlling interest and the net loss attributable to the Company and, as a consequence, of the loss per common share attributable to the Company. We have restated issued Consolidated Financial Statements for the year ended December 31, 2023. See Note 1 for additional information.

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

Revenue and Gross Profit

The following table presents information about revenue and gross profit of our reportable segments for each of the years ended December 31, 2024, 2023 and 2022:

	2024			2023			2022
(In thousands)	Revenue	Cost of Revenue (Restated)	Gross Profit (Restated)	Revenue	Cost of Revenue (Restated)	Gross Profit (Restated)	Revenue	Cost of Revenue	Gross Profit

Network Solutions	$738,964	$525,817	$213,147	$974,389	$748,831	$225,558	$916,793	$647,105	$269,688
Services & Support	183,756	72,739	111,017	174,711	69,142	105,569	108,743	51,179	57,564
Total	$922,720	$598,556	$324,164	$1,149,100	$817,973	$331,127	$1,025,536	$698,284	$327,252

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

As of December 31, 2024, property, plant and equipment, net totaled $106.5 million, which included $46.3 million held in the U.S. and $60.2 million held outside the U.S. As of December 31, 2023, property, plant and equipment, net totaled $118.2 million, which included

$55.1 million held in the U.S. and $63.1 million held outside the U.S. Property, plant and equipment, net is reported on a Company-wide, functional basis only.

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

DPLTA Exit and Recurring Compensation Costs and the Absorption of Adtran Network's Annual Net Loss

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 3.37% as of December 31, 2024. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €333.2 million or approximately $344.9 million, based on an exchange rate as of December 31, 2024 and reflecting interest accrued through December 31, 2024 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The Company expects to receive a ruling on a procedural matter in the DPLTA appraisal proceedings during the latter half of 2025 or 2026, which ruling, depending on outcome, will likely be appealed and may take 6-12 months to be decided on appeal. The Company does not expect that a trial on the merits of the DPLTA appraisal proceedings will commence until the procedural matter has been resolved. The proceeding for the trial on the merits of the DPLTA will likely take a minimum of 12 months for a ruling and such ruling may likewise be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

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

Note 19 – Loss per Share

The calculations of basic and diluted loss per share for the years ended December 31, 2024, 2023 and 2022 are as follows:

(In thousands, except for per share amounts)	2024 (Restated)	2023 (Restated)	2022
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(459,891)	$(268,852)	$(2,037)
Effect of redemption of RNCI	2,981	—	—
Net loss attributable to ADTRAN Holdings, Inc. common stockholders	$(456,910)	$(268,852)	$(2,037)
Denominator
Weighted average number of shares – basic	78,928	78,416	62,346
Effect of dilutive securities:
Stock options	—	—	—
PSUs, RSUs and restricted stock	—	—	—
Weighted average number of shares – diluted	78,928	78,416	62,346
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(5.79)	$(3.43)	$(0.03)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(5.79)	$(3.43)	$(0.03)

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

Restructuring expenses include d in the Consolidated Statements of Loss are for the years ended December 31, 2024, 2023 and 2022:

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

Assets Measured at Amortized Cost

Accounts Receivable

The Company records accounts receivable in the normal course of business as products are shipped or services are performed and invoiced, but payment has not yet been remitted by the customer. Accounts receivable balances are considered past due when payment has not been received by the date indicated on the relevant invoice or based on agreed upon terms between the customer and the Company. As of December 31, 2024 and 2023, the Company’s net outstanding accounts receivable balance was $178.0 million and $209.7 million, respectively. The Company assessed the need for an allowance for credit losses related to its outstanding accounts receivable using the historical loss-rate method as well as assessing asset-specific risks. The Company’s historical losses related to accounts receivable have been immaterial as evidenced by its historical allowance and write-offs due to collectability. The assessment of asset-specific risks included the evaluation of relevant available information, from internal and external sources, relating to current conditions that may affect a customer’s ability to pay, such as the customer’s current financial condition, credit rating by geographic location, as provided by a third party and/or by customer, if needed, and the overall macro-economic conditions in which the customer operates. The Company pooled assets by geographic location to determine if an allowance should be applied to its accounts receivable balance, assessing the specific country risk rating and overall economics of that particular country. If elevated risk existed, or customer specific risk indicated the accounts receivable balance was at risk, the Company further analyzed the need for an allowance related to specific accounts receivable balances. Additionally, the Company determined that significant changes to customer country risk rating from period-to-period and from the end of the prior year to the end of the current quarter would require further review and analysis by the Company.

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

Note 22 – Restatement of Quarterly Financial Information (Unaudited)

The following tables reflect the impact of the restatements to the specific line items presented in the Company’s previously reported Condensed Consolidated Statement of Loss and the Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2024, the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024 and the three months ended December 31, 2024. The Company will restate its previously reported 2024 quarterly financial information based on the summary tables presented below in its future filings with the SEC, as applicable. As discussed in the 2024 Form 10-K, we had revised and planned to revise certain of our previously issued consolidated financial statements. As the condensed consolidated financial statements effectuating the revision for the March 31, 2024 and June 30, 2024 quarterly periods have not yet been reissued as of the date of filing this Form 10-K/A, the revision errors impacting these periods have been subsumed into the restatement of those condensed consolidated financial statements noted below. The impacts of the restatements on 2023 quarters to net loss were $0.5 million, $0.0 million, $0.1 million and $1.8 million for the first, second, third and fourth quarters, respectively.

		Three Months Ended March 31, 2024
	Adj Reference	As Reported	Adjustment	As Restated
Revenue
Network Solutions		$181,273	$—	$181,273
Services & Support		44,900	—	44,900
Total Revenue		226,173	—	226,173
Cost of Revenue
Network Solutions	ADJ 3	126,326	1,940	128,266
Network Solutions - inventory write-down and other charges		8,782	—	8,782
Services & Support		18,810	—	18,810
Total Cost of Revenue		153,918	1,940	155,858
Gross Profit		72,255	(1,940)	70,315
Selling, general and administrative expenses		59,100	(109)	58,991
Research and development expenses		60,251	(36)	60,215
Goodwill impairment	ADJ 4	292,583	4,770	297,353
Operating Loss		(339,679)	(6,565)	(346,244)
Interest and dividend income		397	—	397
Interest expense		(4,598)	—	(4,598)
Net investment gain		2,253	—	2,253
Other income (expense), net		1,310	—	1,310
Loss Before Income Taxes		(340,317)	(6,565)	(346,882)
Income tax benefit		18,647	—	18,647
Net Loss		$(321,670)	$(6,565)	$(328,235)
Less: Net Income (Loss) attributable to non-controlling interest(1)	ADJ 1	2,880	(350)	2,530
Net Loss attributable to ADTRAN Holdings, Inc.		$(324,550)	$(6,215)	$(330,765)

Weighted average shares outstanding – basic		78,814	78,814	78,814
Weighted average shares outstanding – diluted		78,814	78,814	78,814

Loss per common share attributable to ADTRAN Holdings, Inc. – basic		$(4.12)	$(0.08)	$(4.20)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted		$(4.12)	$(0.08)	$(4.20)

Net Loss		$(321,670)	$(6,565)	$(328,235)
Other Comprehensive (Loss) Income, net of tax
Net unrealized gain on available-for-sale securities		—	—	—
Defined benefit plan adjustments		(60)	—	(60)
Foreign currency translation (loss) gain	ADJ 1, 3	(17,745)	(28)	(17,773)
Other Comprehensive (Loss) Income, net of tax		(17,805)	(28)	(17,833)
Comprehensive Loss, net of tax		(339,475)	(6,593)	(346,068)
Less: Comprehensive Income attributable to non-controlling interest, net of tax	ADJ 1	2,880	(349)	2,531
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax		$(342,355)	$(6,244)	$(348,599)

(1) For the three months ended March 31, 2024, we recognized $2.5 million of net gain attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA.

		Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Adj Reference	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue
Network Solutions		$179,194	$—	$179,194	$360,467	$—	$360,467
Services & Support		46,797	—	46,797	91,697	—	91,697
Total Revenue		225,991	—	225,991	452,164	—	452,164
Cost of Revenue
Network Solutions	ADJ 3	124,457	316	124,773	250,783	2,256	253,039
Network Solutions - Inventory Write Down		143	—	143	8,925	—	8,925
Services & Support		19,816	—	19,816	38,626	—	38,626
Total Cost of Revenue		144,416	316	144,732	298,334	2,256	300,590
Gross Profit		81,575	(316)	81,259	153,830	(2,256)	151,574
Selling, general and administrative expenses		59,493	(129)	59,364	118,593	(238)	118,355
Research and development expenses		60,388	(36)	60,352	120,639	(72)	120,567
Goodwill impairment		—	—	—	292,583	4,770	297,353
Operating Loss		(38,306)	(151)	(38,457)	(377,985)	(6,716)	(384,701)
Interest and dividend income		366	—	366	763	—	763
Interest expense		(6,906)	—	(6,906)	(11,504)	—	(11,504)
Net investment gain (loss)		872	—	872	3,125	—	3,125
Other income (expense), net		(901)	—	(901)	409	—	409
Loss Before Income Taxes		(44,875)	(151)	(45,026)	(385,192)	(6,716)	(391,908)
Income tax (expense) benefit		(2,136)	—	(2,136)	16,511	—	16,511
Net Loss		$(47,011)	$(151)	$(47,162)	$(368,681)	$(6,716)	$(375,397)
Net Income (Loss) attributable to non-controlling interest (1)	ADJ 1	2,854	(349)	2,505	5,734	(699)	5,035
Net Loss attributable to ADTRAN Holdings, Inc.		$(49,865)	$198	$(49,667)	$(374,415)	$(6,017)	$(380,432)

Weighted average shares outstanding – basic		78,852	78,852	78,852	78,803	78,803	78,803
Weighted average shares outstanding – diluted		78,852	78,852	78,852	78,803	78,803	78,803

Loss per common share attributable to ADTRAN Holdings, Inc. – basic		$(0.63)	$0.00	$(0.63)	$(4.75)	$(0.08)	$(4.83)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted		$(0.63)	$0.00	$(0.63)	$(4.75)	$(0.08)	$(4.83)
					$—	$—	$—
Net Loss		$(47,011)	$(151)	$(47,162)	$(368,681)	$(6,716)	$(375,397)
Other Comprehensive Loss, net of tax
Defined benefit plan adjustments		(7)	—	(7)	(67)	—	(67)
Foreign currency translation gain (loss)	ADJ 1, 3, 4	(1,375)	(67)	(1,442)	(19,120)	(95)	(19,215)
Other Comprehensive Loss, net of tax		(1,382)	(67)	(1,449)	(19,187)	(95)	(19,282)
Comprehensive Loss, net of tax		(48,393)	(218)	(48,611)	(387,868)	(6,811)	(394,679)
Less: Comprehensive Income attributable to non-controlling interest	ADJ 1	2,854	(350)	2,504	5,734	(699)	5,035
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax		$(51,247)	$132	$(51,115)	$(393,602)	$(6,112)	$(399,714)

(1) For the three and six months ended June 30, 2024, we recognized $2.5 million and $5.0 million, respectively, net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA.

		Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Adj Reference	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue
Network Solutions		$181,488	$—	$181,488	$541,955	$—	$541,955
Services & Support		46,216	—	46,216	137,913	—	137,913
Total Revenue		227,704	—	227,704	679,868	—	679,868
Cost of Revenue
Network Solutions	ADJ 3	126,103	2,217	128,320	376,886	4,473	381,359
Network Solutions - Inventory Write Down		(328)	—	(328)	8,597	—	8,597
Services & Support		16,678	—	16,678	55,304	—	55,304
Total Cost of Revenue		142,453	2,217	144,670	440,787	4,473	445,260
Gross Profit		85,251	(2,217)	83,034	239,081	(4,473)	234,608
Selling, general and administrative expenses		57,621	(71)	57,550	176,214	(309)	175,905
Research and development expenses		51,614	(37)	51,577	172,253	(109)	172,144
Goodwill impairment	ADJ 4	—	—	—	292,583	4,770	297,353
Operating Loss		(23,984)	(2,109)	(26,093)	(401,969)	(8,825)	(410,794)
Interest and dividend income		664	—	664	1,427	—	1,427
Interest expense		(5,679)	—	(5,679)	(17,183)	—	(17,183)
Net investment gain (loss)		1,382	—	1,382	4,507	—	4,507
Other income (expense), net		(850)	—	(850)	(441)	—	(441)
Loss Before Income Taxes		(28,467)	(2,109)	(30,576)	(413,659)	(8,825)	(422,484)
Income tax (expense) benefit		(390)	—	(390)	16,121	—	16,121
Net Loss		$(28,857)	$(2,109)	$(30,966)	$(397,538)	$(8,825)	$(406,363)
Net Income attributable to non-controlling interest (1)		2,382	—	2,382	7,417	—	7,417
Net Loss attributable to ADTRAN Holdings, Inc.		$(31,239)	$(2,109)	$(33,348)	$(404,955)	$(8,825)	$(413,780)

Weighted average shares outstanding – basic		78,952	78,952	78,952	78,873	78,873	78,873
Weighted average shares outstanding – diluted		78,952	78,952	78,952	78,873	78,873	78,873

Loss per common share attributable to ADTRAN Holdings, Inc. – basic		$(0.36)	$(0.02)	$(0.38)	$(5.10)	$(0.11)	$(5.21)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted		$(0.36)	$(0.02)	$(0.38)	$(5.10)	$(0.11)	$(5.21)
					$—		$—
Net Loss		$(28,857)	$(2,109)	$(30,966)	$(397,538)	$(8,825)	$(406,363)
Other Comprehensive Income (Loss), net of tax
Defined benefit plan adjustments		109	—	109	42	—	42
Foreign currency translation gain (loss)		18,988	(186)	18,802	(130)	(281)	(411)
Other Comprehensive Income (Loss), net of tax		19,097	(186)	18,911	(88)	(281)	(369)
Comprehensive Loss, net of tax		(9,760)	(2,295)	(12,055)	(397,626)	(9,106)	(406,732)
Less: Comprehensive Income attributable to non-controlling interest		2,382	—	2,382	7,417	—	7,417
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax		$(12,142)	$(2,295)	$(14,437)	$(405,043)	$(9,106)	$(414,149)

(1) For the three and nine months ended September 30, 2024, we accrued $3.1 million and $7.4 million, respectively, net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA.

		Three Months Ended December 31, 2024
	Adj Reference	As Reported	Adjustment	As Restated
Revenue
Network Solutions		$197,009	$—	$197,009
Services & Support		45,843	—	45,843
Total Revenue		242,852	—	242,852
Cost of Revenue
Network Solutions	ADJ 3	134,184	1,677	135,861
Network Solutions - Inventory Write Down		—	—	—
Services & Support		17,435	—	17,435
Total Cost of Revenue		151,619	1,677	153,296
Gross Profit		91,233	(1,677)	89,556
Selling, general and administrative expenses		57,155	(142)	57,013
Research and development expenses		49,210	104	49,314
Goodwill impairment		—	—	—
Operating Loss		(15,132)	(1,639)	(16,771)
Interest and dividend income		1,631	—	1,631
Interest expense		(4,870)	—	(4,870)
Net investment gain (loss)		(920)	—	(920)
Other income (expense), net		687	—	687
Loss Before Income Taxes		(18,604)	(1,639)	(20,243)
Income tax (expense) benefit	ADJ 4	(24,906)	1,445	(23,461)
Net Loss		$(43,510)	$(194)	$(43,704)
Net Income attributable to non-controlling interest (1)		2,407	—	2,407
Net Loss attributable to ADTRAN Holdings, Inc.		$(45,917)	$(194)	$(46,111)

Weighted average shares outstanding – basic		79,091	79,091	79,091
Weighted average shares outstanding – diluted		79,091	79,091	79,091

Loss per common share attributable to ADTRAN Holdings, Inc. – basic		$(0.58)	$(0.00)	$(0.58)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted		$(0.58)	$(0.00)	$(0.58)

Net Loss		$(43,510)	$(194)	$(43,704)
Other Comprehensive Income (Loss), net of tax
Defined benefit plan adjustments		1,437	—	1,437
Foreign currency translation gain (loss)	ADJ 3, 4	(37,917)	573	(37,344)
Other Comprehensive Income (Loss), net of tax		(36,480)	573	(35,907)
Comprehensive Loss, net of tax		(79,990)	379	(79,611)
Less: Comprehensive Income attributable to non-controlling interest		2,407	—	2,407
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax		$(82,397)	$379	$(82,018)

(1) For the three months ended December 31, 2024 we accrued $2.4 million of net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA.

The following tables reflect the impact of the restatements to the specific line items presented in the Company’s previously reported Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024, the six months ended June 30, 2024 and the nine months ended September 30, 2024.

		Three Months Ended March 31, 2024
	Adj Reference	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss		$(321,670)	$(6,565)	$(328,235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		22,528	(138)	22,390
Goodwill Impairment	ADJ 4	292,583	4,770	297,353
Amortization of debt issuance cost		1,013	—	1,013
Gain on investments, net		(2,621)	—	(2,621)
Net loss on disposal of property, plant and equipment		150	—	150
Stock-based compensation expense		3,957	(3)	3,954
Deferred income taxes		(19,738)	—	(19,738)
Other, net		545	—	545
Inventory write down		3,992	—	3,992
Inventory reserves		1,837	—	1,837
Changes in operating assets and liabilities:				—
Accounts receivable, net		26,002	(3,498)	22,504
Other receivables		5,605	—	5,605
Income taxes receivable, net	ADJ 4	(1,296)	4,735	3,439
Inventory		30,426	1,940	32,366
Prepaid expenses, other current assets and other assets		(15,882)	(3,408)	(19,290)
Accounts payable		553	—	553
Accrued expenses and other liabilities		7,459	3,494	10,953
Income taxes payable, net		1,155	—	1,155
Net cash provided by (used in) operating activities		36,598	1,327	37,925

Cash flows from investing activities:
Purchases of property, plant and equipment		(12,183)	(1,327)	(13,510)
Purchases of intangibles - developed technology		(1,191)	—	(1,191)
Proceeds from sales and maturities of available-for-sale investments		873	—	873
Purchases of available-for-sale investments		(44)	—	(44)
Net cash provided by (used in) investing activities		(12,545)	(1,327)	(13,872)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements		(176)	—	(176)
Proceeds from stock option exercises		219	—	219
Dividend payments		—	—	—
Proceeds from receivables purchase agreement		30,231	—	30,231
Repayments on receivables purchase agreement		(32,437)	—	(32,437)
Proceeds from draw on revolving credit agreements		—	—	—
Repayment of revolving credit agreements		—	—	—
Payment for redemption of redeemable non-controlling interest		(5)	—	(5)
Payment of debt issuance cost		(1,994)	—	(1,994)
Repayment of notes payable		—	—	—
Net cash (used in) provided by financing activities		(4,162)	—	(4,162)

Net increase in cash and cash equivalents		19,891	—	19,891
Effect of exchange rate changes		(301)	—	(301)
Cash and cash equivalents, beginning of period		87,167	—	87,167
Cash and cash equivalents, end of period		$106,757	$—	$106,757

Supplemental disclosure of cash financing activities:
Cash paid for interest		$5,243	$—	$5,243
Cash paid for income taxes		$2,315	$—	$2,315
Cash used in operating activities related to operating leases		$2,384	$—	$2,384
Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations		$842	$—	$842
Purchases of property, plant and equipment included in accounts payable		$1,689	$—	$1,689

		Six Months Ended June 30, 2024
	Adj Reference	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net Loss		$(368,681)	$(6,716)	$(375,397)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		45,156	(313)	44,843
Goodwill Impairment	ADJ 4	292,583	4,770	297,353
Amortization of debt issuance cost		1,013	—	1,013
Gain on investments, net		(2,867)	—	(2,867)
Net loss on disposal of property, plant and equipment		185	—	185
Stock-based compensation expense		7,793	(6)	7,787
Deferred income taxes		(13,684)	—	(13,684)
Other, net		(126)	—	(126)
Inventory write down - business efficiency program		4,135	—	4,135
Inventory reserves		3,722	—	3,722
Changes in operating assets and liabilities:		—	—	—
Accounts receivable, net		26,913	(3,498)	23,415
Other receivables		6,279	—	6,279
Income taxes receivable, net		(5,653)	4,735	(918)
Inventory	ADJ 3	62,151	2,256	64,407
Prepaid expenses, other current assets and other assets		(14,731)	(3,408)	(18,139)
Accounts payable		(3,966)	—	(3,966)
Accrued expenses and other liabilities		19,152	3,493	22,645
Income taxes payable, net		(2,878)	—	(2,878)
Net cash provided by operating activities		56,496	1,313	57,809

Cash flows from investing activities:
Purchases of property, plant and equipment		(23,644)	(1,327)	(24,971)
Purchases of intangibles - developed technology		(5,725)	—	(5,725)
Proceeds from sales and maturities of available-for-sale investments		956	—	956
Purchases of available-for-sale investments		(121)	—	(121)
Net cash used in investing activities		(28,534)	(1,327)	(29,861)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements		(189)	—	(189)
Proceeds from stock option exercises		219	—	219
Dividend payments		—	—	—
Proceeds from receivables purchase agreement		68,556	—	68,556
Repayments on receivables purchase agreement		(66,399)	—	(66,399)
Proceeds from draw on revolving credit agreements		—	—	—
Repayment of revolving credit agreements		(5,000)	—	(5,000)
Payment for redemption of redeemable non-controlling interest		(25)	—	(25)
Payment of debt issuance cost		(1,994)	—	(1,994)
Repayment of notes payable		—	—	—
Net cash used in financing activities		(4,832)	—	(4,832)

Net increase in cash and cash equivalents		23,130	(14)	23,116
Effect of exchange rate changes		888	14	902
Cash and cash equivalents, beginning of period		87,167	—	87,167
Cash and cash equivalents, end of period		$111,185	$—	$111,185

Supplemental disclosure of cash financing activities:
Cash paid for interest		$6,554	$—	$6,554
Cash paid for income taxes		$7,433	$—	$7,433
Cash used in operating activities related to operating leases		$4,780	$—	$4,780
Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations		$1,999	$—	$1,999
Purchases of property, plant and equipment included in accounts payable		$1,059	$—	$1,059

		Nine Months Ended September 30, 2024
	Adj Reference	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net Loss		$(397,538)	$(8,825)	$(406,363)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		68,421	(527)	67,894
Asset impairment		—	—	—
Goodwill impairment	ADJ 4	292,583	4,770	297,353
Amortization of debt issuance cost		1,013	—	1,013
(Accretion) amortization on available-for-sale investments, net		—	—	—
(Gain) loss on investments		(4,238)	—	(4,238)
Net loss on disposal of property, plant and equipment		203	—	203
Stock-based compensation expense		11,417	65	11,482
Deferred income taxes		(13,399)	—	(13,399)
Inventory write down		4,135	—	4,135
Inventory reserves		6,667	—	6,667
Other, net		(267)	—	(267)
Change in operating assets and liabilities:		—	—
Accounts receivable, net		59,446	—	59,446
Other receivables		4,875	—	4,875
Income taxes receivable		(5,682)	4,735	(947)
Inventory	ADJ 3	69,412	4,475	73,887
Prepaid expenses, other current assets and other assets		(20,083)	(2,081)	(22,164)
Accounts payable		9,697	—	9,697
Accrued expenses and other liabilities		15,039	(5)	15,034
Income taxes payable		(3,175)	—	(3,175)
Net cash provided by operating activities		98,526	2,607	101,133
Cash flows from investing activities:
Purchases of property, plant and equipment		(28,514)	(2,654)	(31,168)
Purchases of intangibles - developed technology		(19,669)	—	(19,669)
Proceeds from sales and maturities of available-for-sale investments		1,195	—	1,195
Purchases of available-for-sale investments		(195)	—	(195)
Proceeds from beneficial interests in securitized accounts receivable		282	—	282
Net cash used in investing activities		(46,901)	(2,654)	(49,555)
Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements		(189)	—	(189)
Proceeds from stock option exercises		219	—	219
Dividend payments		—	—	—
Proceeds from receivables purchase agreement		68,556	—	68,556
Repayments on receivables purchase agreement		(83,772)	—	(83,772)
Proceeds from draw on revolving credit agreements		—	—	—
Repayment of revolving credit agreements		(5,000)	—	(5,000)
Payment for redemption of redeemable non-controlling interest		(17,395)	—	(17,395)
Payment of annual recurring compensation to non-controlling interest		(10,084)		(10,084)
Payment of debt issuance cost		(1,994)	—	(1,994)
Repayment of notes payable		—	—	—
Net cash provided by (used in) financing activities		(49,659)	—	(49,659)
Net (decrease) increase in cash and cash equivalents		1,966	(47)	1,919
Effect of exchange rate changes		(677)	47	(630)
Cash, cash equivalents and restricted cash, beginning of year		87,167	—	87,167
Cash, cash equivalents and restricted cash, end of year		$88,456	$—	$88,456

Supplemental disclosure of cash financing activities
Cash paid for interest		$18,225	$—	$18,225
Cash paid for income taxes, net of refunds		$9,122	$—	$9,122
Cash used in operating activities related to operating leases		$7,380	$—	$7,380
Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations		$2,122	$—	$2,122
Purchases of property, plant and equipment included in accounts payable		$952	$—	$952
Redemption of redeemable non-controlling interest		$2,976	$—	$2,976

As it relates to the impact of the restatements to the specific line items presented in the Company’s previously reported Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and June 30, 2024 Annual Recurring Compensation Earned changed by $0.4 million and Foreign Currency Remeasurement of Redeemable Non-Controlling Interest changed by $10.1 million and $1.9 million for the three months ended March 31, 2024 and June 30, 2024, respectively. Net income also changed for each quarterly period to reflect the cumulative impacts of the restatements.

Note 23 – Subsequent Events (Unaudited)

Exit Compensation Payments

On April 14, 2025, 0.4 million shares of Adtran Networks stock were tendered to the Company and Exit Compensation payments of approximately €7.0 million or approximately $7.5 million, based on the applicable exchange rate at the time of the transaction, was paid to Adtran Networks shareholders.

Fifth Amendment to Wells Fargo Credit Agreement

On May 6, 2025, the Company, ADTRAN, Inc., and Adtran Networks entered into a fifth amendment to the Credit Agreement ("Amendment No. 5"). Amendment No. 5, together with a substantially concurrent prepayment by the German Borrower of outstanding revolving loans under the German Borrower Sublimit (as defined in the Amended Credit Agreement, which term includes Amendment No. 5 for the purposes of this note) in the amount of $24.0 million, among other things, resulted in (i) a permanent partial reduction in the total commitments under the Amended Credit Agreement from $374.0 million to $350.0 million, (ii) a reduction of the German Borrower Sublimit from $74.0 million to $50.0 million, and (iii) a reduction of the German Commitment Reduction Threshold (as defined in the Amended Credit Agreement) to $25.0 million. The lenders also waived certain events of default related to among others, inaccuracies in the financial statements that were previously delivered to the lenders by the Company with respect to the fiscal quarters ended June 30, 2024 and September 30, 2024, and breaches of the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) financial covenant for the fiscal quarters ended June 30, 2024 and September 30, 2024.

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

Management's Report on Internal Control over Financial Reporting(Restated)

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

Management assessed the effectiveness of Adtran’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework(2013).

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

However, management has subsequently determined that the material weaknesses described below also existed as of December 31, 2024.

•
Adtran did not design and maintain effective controls relating to communicating accurate information internally and with those charged with governance. This includes providing information pursuant to objectives, responsibilities and functions of internal control.
•
Adtran did not design and maintain effective controls over an inventory suspense account. Specifically, certain inventory activity was not reviewed at a sufficient level of precision to identify the nature and aging of the individual inventory suspense account activity.

The material weaknesses resulted in the restatements and revisions of immaterial adjustments to our consolidated financial statements for the years ended December 31, 2022, December 31, 2023, and December 31, 2024, as well as the condensed consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. Additionally, these material weaknesses could result in misstatements of Adtran’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In Management’s Report on Internal Control over Financial Reporting included in Adtran’s original Annual Report on Form 10-K for the year ended December 31, 2024, management concluded that Adtran did not maintain effective internal control over financial reporting as of December 31, 2024 because of the material weaknesses related to not (i) designing and maintaining effective controls in response to the risks of material misstatement; (ii) designing and maintaining effective controls over financial statement preparation, presentation and disclosure commensurate with its financial reporting requirements; and (iii) designing and maintaining effective controls to address the initial application of complex accounting standards and accounting of non-routine, unusual or complex events and transactions. However, management has subsequently determined that the material weaknesses related to not (i) designing and maintaining effective controls relating to communicating accurate information internally and with those charged with governance and (ii) designing and maintaining effective controls over an inventory suspense account also existed as of December 31, 2024. As a result, management has concluded that Adtran did not maintain effective internal control over financial reporting as of December 31, 2024. Management has restated its report on internal control over financial reporting to include these additional material weaknesses.

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

To remediate the material weaknesses in Adtran’s internal control over financial reporting relating to accounting of non-routine, unusual or complex events and transactions for non-controlling interest and the receivable purchase and servicing agreement, Adtran has implemented a remediation plan that included designing and implementing new controls over the identification and review of contracts, transactions or arrangements that may result in a financial obligation including the use of an accounting third-party consultant as needed to ensure proper presentation of these items within our financial statements. These controls have been in place since the third quarter of 2024.

To remediate the material weakness relating to the communication of accurate information internally and with those charged with governance, Adtran plans to implement a remediation plan that includes the establishment of a cross-functional internal control and communication policy, the consolidation and refinement of reporting processes, the implementation of a centralized communication platform, enhanced internal control policies, training sessions for personnel on internal control expectations, and the strengthening of the internal audit function’s role in testing the effectiveness of communication-related controls on a periodic basis.

To remediate the material weakness relating to maintaining effective controls over an inventory suspense account, Adtran plans to implement a remediation plan that includes the re-design of Adtran’s reconciliation workflow for inventory and cost of goods sold accounts, enhanced ERP system configurations, customized reconciliation tools that provide exception-based reporting, training sessions for personnel on inventory and cost of goods sold recognition principles, enhanced review and oversight through a formal review process within an automated reconciliation tool and enhanced review procedures.

We have implemented certain of the above-referenced controls and are in the process of testing their effectiveness, and we both plan to initiate and have begun to initiate certain other controls. We will continue to devote significant time and attention to these remediation efforts. Adtran continues to evaluate and work to improve our internal control over financial reporting, management may decide to take additional measures to address the material weaknesses or determine to modify the remediation plans described above. Until the remediation steps set forth above, including the implementation of all necessary control activities that we identify, are fully completed, and there has been time for us to conclude through testing that the control activities are operating effectively, the material weaknesses described above will not be considered remediated.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Adtran’s definitive Proxy Statement on Schedule 14A ("Schedule 14A") for the 2025 Annual Meeting of Stockholders filed with the SEC on March 31, 2025 (the “2025 Proxy Statement”).

Insider Trading Policy

We have adopted the ADTRAN Holdings, Inc. Insider Trading Policy (the “Insider Trading Policy”), which applies to all directors, officers, employees, independent contractors, and consultants of the Company and its subsidiaries, as well as certain other persons. The Insider Trading Policy is designed to promote compliance with U.S. federal and state securities laws, rules and regulations, as well as European Regulation No. 596/2014 and the applicable rules and regulations of The Nasdaq Stock Market, LLC, with respect to the purchase, sale and/or disposition of the Company’s securities (and the securities of other companies in certain circumstances). The Insider Trading Policy addresses the implementation of certain trading blackout periods in the Company’s securities for Company insiders. A copy of the Insider Trading Policy is filed as Exhibit 19 to this 2024 Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2025 Proxy Statement ("2025 Proxy Statement") to be filed with the SEC pursuant to Regulation 14A.

As discussed under the heading “Explanatory Note”, the Company has restated in this Amendment No. 1 its previously issued consolidated financial statements and related notes for years ended December 31, 2024 (“Fiscal 2024”) and December 31, 2023 (“Fiscal 2023”) and the unaudited consolidated financial statements contained within the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024 (the “Restatements”). Pursuant to the ADTRAN Holdings, Inc. Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (the “Clawback Policy”), the Company has reviewed the incentive-based compensation received by its officers (as defined in Rule 16a-1(f) under the Exchange Act) and determined that the only amounts potentially subject to recovery under the Clawback Policy are the annual cash incentives awarded under the Variable Incentive Cash Compensation (“VICC”) program in respect of Fiscal 2024 (the “2024 cash bonuses”), which were subject to financial reporting measure-based vesting conditions that were achieved during Fiscal 2024. The Company did not award any VICC program bonuses to its officers in 2023 since the performance thresholds were not achieved during 2023. Consequently, the Company has determined that the Restatements did not result in the recoupment of any 2023 incentive compensation under the Clawback Policy.

With respect to the 2024 cash bonuses, the Company has determined that the Restatements resulted in a lower Adjusted EBIT, which was one of the financial reporting measures used to calculate the amount of such cash bonuses. As a result, a portion of the 2024 cash bonuses received by each of the officers was erroneously awarded and is subject to recovery under the Clawback Policy.

The aggregate dollar amount of erroneously awarded compensation has not yet been determined due to timing constraints caused by the proximity of the conclusion that the Company’s financial statements for Fiscal 2023, Fiscal 2024, and the Interim 2024 Periods needed to be restated and the finalizing of this Amendment No. 1. The Company’s Compensation Committee is undertaking an analysis to determine the aggregate dollar amount of erroneously awarded compensation as a result of the correction to the Company’s financial statements for Fiscal 2024 and expects to disclose the information required in Item 402(w) of Regulation S-K in its next filing that is required to include such disclosure.

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

The other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2025 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

1. Consolidated Financial Statements

The consolidated financial statements of Adtran and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2024 (Restated), and 2023 (Restated)

Consolidated Statements of Loss for the years ended December 31, 2024 (Restated), 2023 (Restated) and 2022

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2024, (Restated) 2023 (Restated) and 2022

Consolidated Statements of Changes in Equity for the years ended December 31, 2024 (Restated), 2023 (Restated) and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024 (Restated), 2023 (Restated) and 2022

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

3.1	Amended and Restated Certificate of Incorporation of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Adtran's Form 8-K filed July 8, 2022)

3.2	Second Amended and Restated Bylaws of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed October 24, 2023)

4.1*	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed March 3, 2025)

10.1	Management Contracts and Compensatory Plans:

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

(q)	Form of Stock Option Award Agreement under the ADTRAN, Inc. 2020 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed December 5, 2023)

(r)	Summary of Terms of Assumed Options (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed July 11, 2022)

(s)(i)

Employment Agreement, dated July 13, 2022, by and between Thomas R. Stanton and ADTRAN Holdings, Inc.

(incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 15, 2022) (“CEO Employment Agreement”)

(s)(ii)	First Amendment to the CEO Employment Agreement dated March 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2023).

(t)	Amended and Restated Variable Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 26, 2023)

(u)*†	Form of 2025 Variable Incentive Compensation Plan Award Letter (incorporated by reference to Exhibit 10.1(u) to the Company's Form 10-K filed March 3, 2025)

(v) †	Form of 2023 Integration Award Agreement for ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 10.1(ag) to the Company’s Annual Report on Form 10-K filed March 1, 2023)

(w)	ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 9, 2024)

(x)	ADTRAN Holdings, Inc. 2024 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 9, 2024)

(y)*

Form of Market-Based Performance Stock Unit Agreement under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(y) to the Company's Form 10-K filed on March 3, 2025)

(z)**	Form of Restricted Stock Unit Agreement under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan

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

10.2+

Credit Agreement dated July 18, 2022, by and among ADTRAN Holdings, Inc. and ADTRAN, Inc. as borrowers, in favor of Wells Fargo Bank, National Association as lender (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 22, 2022)

10.3+

First Amendment to Credit Agreement, dated August 9, 2023, by and between ADTRAN Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed August 14, 2023)

10.4+

Second Amendment to Credit Agreement and First Amendment to Collateral Agreement, dated as of January 16, 2024, by and among ADTRAN Holdings, Inc., ADTRAN, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 22, 2024)

10.5

Third Amendment to Credit Agreement, dated as of March 12, 2024, by and among ADTRAN Holdings, Inc., ADTRAN, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed March 15, 2024)

10.6

Fourth Amendment to Credit Agreement, dated as of June 4, 2024, by and among ADTRAN Holdings, Inc., ADTRAN, Inc., Adtran Networks SE, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 10, 2024)

10.7+

Collateral Agreement dated July 18, 2022, by and among ADTRAN Holdings, Inc., ADTRAN, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 22, 2022)

10.8

ADVA Domestic Collateral Agreement, dated as of June 4, 2024, by and among ADVA NA Holdings, Inc., Adtran Networks North America, Inc., and Adtran Networks SE, in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed June 10, 2024)

10.9

Guaranty Agreement dated July 18, 2022, by and between ADTRAN Holdings, Inc. and ADTRAN, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 22, 2022)

10.10

ADVA Guaranty Agreement, dated as of June 4, 2024 by and between ADVA NA Holdings, Inc., Adtran Networks North America, Inc., Adtran Networks (UK) Limited, in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed June 10, 2024)

10.11

Domination and Profit and Loss Transfer Agreement between ADTRAN Holdings, Inc. and Adtran Networks SE, dated November 30, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 5, 2022)

10.12

Fifth Amendment to Credit Agreement and Waiver, by and between ADTRAN, Inc., Adtran Networks, SE and Wells Fargo Bank, National Association, dated May 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 12, 2025)

19*	ADTRAN Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Form 10-K filed March 3, 2025).

21*	Subsidiaries of Adtran (incorporated by reference to Exhibit 21 to the Company's Form 10-K filed March 3, 2025).

23**	Consent of PricewaterhouseCoopers LLP.

24*	Powers of Attorney (incorporated by reference to Exhibit 24 to the Company’s Annual Report on Form 10-K filed March 1, 2023)

31**	Rule 13a-14(a)/15d-14(a) Certifications.

32**	Section 1350 Certifications.

97	ADTRAN Holdings, Inc. Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 24, 2023)

101

The following financial statements from the Company's Annual Report on Form 10-K/A for the year ended December 31, 2024, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

* Furnished or filed with the Original Filing, as applicable

** Furnished or filed herewith, as applicable

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of May 2025.

ADTRAN Holdings, Inc. (Registrant)

By:	/s/ Thomas R. Stanton
Thomas R. Stanton
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

ADTRAN Holdings, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2024 (Restated)
Allowance for Credit Losses	$400	900	—	$1,300
Deferred Tax Asset Valuation Allowance	$86,567	29,217	90	$115,694
Year ended December 31, 2023
Allowance for Credit Losses	$49	351	—	$400
Deferred Tax Asset Valuation Allowance	$5,201	81,590	224	$86,567
Year ended December 31, 2022
Allowance for Credit Losses	$—	49	—	$49
Deferred Tax Asset Valuation Allowance	$50,564	—	45,363	$5,201