Form 10-Q
period 2025-03-31
ADTRAN Holdings, Inc.
filed 2025-05-20
CIK 926282

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 79,977,574 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q

For the three months ended March 31, 2025

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this Quarterly Report on Form 10-Q, along with their meanings:

Acronym/Concept/
Defined Term	Meaning
AI	Artificial intelligence
DPLTA	Domination and Profit and Loss Transfer Agreement
DSO	Days Sales Outstanding
EURIBOR	Euro Interbank Offered Rate
ISDA	International Swaps and Derivatives Association
MSO	Multiple System Operator
ODM	Original Design Manufacturing
RNCI	Redeemable Non-Controlling Interest
SaaS	Software as a Service
SEC	Securities and Exchange Commission
SLA	Service Level Agreement
SMB	Small and Mid-Sized Business
SOFR	Secured Overnight Financing Rate
U.S.	United States of America

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
•
We may face litigation and other risks as a result of our material weaknesses in our internal control over financial reporting and any resulting restatement of our previously issued consolidated financial statements.
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
•
If we are unable to successfully develop and maintain relationships with SIs, Service Providers and enterprise value-added resellers, our revenue may be negatively affected.
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

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 20, 2025 (the "2024 Form 10-K/A"), as well as the risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$101,321	$76,021
Accounts receivable, less allowance for credit losses of $1,212 and $1,300 as of March 31, 2025 and December 31, 2024, respectively	166,519	178,030
Other receivables	9,613	9,775
Income tax receivable	6,632	5,461
Inventory, net	253,639	261,557
Assets held for sale	11,901	11,901
Prepaid expenses and other current assets	62,222	56,395
Total Current Assets	611,847	599,140
Property, plant and equipment, net	109,609	106,454
Deferred tax assets	17,826	17,826
Goodwill	55,261	52,918
Intangibles, net	293,064	284,893
Other non-current assets	75,659	78,128
Long-term investments	29,973	32,060
Total Assets	$1,193,239	$1,171,419
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$171,912	$171,825
Unearned revenue	66,459	52,701
Accrued expenses and other liabilities	38,161	34,158
Accrued wages and benefits	25,910	32,853
Income tax payable	999	1,936
Total Current Liabilities	303,441	293,473
Non-current revolving credit agreement outstanding	190,085	189,576
Deferred tax liabilities	30,735	30,372
Non-current unearned revenue	24,082	22,065
Non-current pension liability	8,886	8,983
Deferred compensation liability	31,283	33,203
Non-current lease obligations	26,369	25,925
Other non-current liabilities	16,531	17,928
Total Liabilities	631,412	621,525
Commitments and contingencies (see Note 16)
Redeemable Non-Controlling Interest	422,934	422,943
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,969 shares issued and 79,707 outstanding as of March 31, 2025 and 79,483 shares issued and 79,218 outstanding as of December 31, 2024	800	795
Additional paid-in capital	812,071	808,913
Accumulated other comprehensive income	31,632	11,254
Retained deficit	(700,502)	(688,813)
Less treasury stock at cost: 262 and 266 shares as of March 31, 2025 and December 31, 2024, respectively	(5,108)	(5,198)
Total Equity	138,893	126,951
Total Liabilities and Equity	$1,193,239	$1,171,419

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025		2024 (Restated)
Revenue
Network Solutions	$202,217		$181,273
Services & Support	45,527		44,900
Total Revenue	247,744		226,173
Cost of Revenue
Network Solutions	134,241		128,266
Network Solutions - charges and inventory write-down	—		8,782
Services & Support	18,327		18,810
Total Cost of Revenue	152,568		155,858
Gross Profit	95,176		70,315
Selling, general and administrative expenses	50,285		58,991
Research and development expenses	48,859		60,215
Goodwill impairment	—		297,353
Operating Loss	(3,968)		(346,244)
Interest and dividend income	126		397
Interest expense	(4,761)		(4,598)
Net investment (loss) gain	(1,686)		2,253
Other income, net	944		1,310
Loss Before Income Taxes	(9,345)		(346,882)
Income tax benefit	397		18,647
Net Loss	$(8,948)		$(328,235)
Less: Net Income attributable to non-controlling interest(1)	2,319		2,530
Net Loss attributable to ADTRAN Holdings, Inc.	$(11,267)		$(330,765)

Weighted average shares outstanding – basic	79,534		78,814
Weighted average shares outstanding – diluted	79,534		78,814

Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.14)	(2)	$(4.20)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.14)	(2)	$(4.20)

(1) For the three months ended March 31, 2025, we accrued $2.4 million net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA. For the three months ended March 31, 2024, we recognized $2.5 million of net gain attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post DPTLA.

(2) Loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted - reflects a $(3) thousand effect of redemption of RNCI for the three months ended March 31, 2025. See Note 14 for additional information.

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024 (Restated)
Net Loss	$(8,948)	$(328,235)
Other Comprehensive Income (Loss), net of tax
Defined benefit plan adjustments	131	(60)
Foreign currency translation gain (loss)	20,247	(17,773)
Other Comprehensive Income (Loss), net of tax	20,378	(17,833)
Comprehensive Income (Loss), net of tax	11,430	(346,068)
Less: Comprehensive Income attributable to non-controlling interest	2,319	2,531
Comprehensive Income (Loss) attributable to ADTRAN Holdings, Inc., net of tax	$9,111	$(348,599)

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2024	79,483	$795	$808,913	$(688,813)	$(5,198)	$11,254	$126,951
Net loss	—	—	—	(8,948)	—	—	(8,948)
Annual recurring compensation earned	—	—	—	(2,319)	—	—	(2,319)
Other comprehensive income, net of tax	—	—	—	—	—	20,378	20,378
Deferred compensation adjustments, net of tax	—	—	(52)	—	90	—	38
ADTRAN RSUs and restricted stock vested	373	4	—	(1,174)	—	—	(1,170)
ADTRAN stock options exercised	113	1	—	755	—	—	756
ADTRAN stock-based compensation expense	—	—	2,062	—	—	—	2,062
Redemption of redeemable non-controlling interest	—	—	—	(3)	—	—	(3)
Adtran Networks stock-based compensation expense	—	—	1,148	—	—	—	1,148
Balance as of March 31, 2025	79,969	$800	$812,071	$(700,502)	$(5,108)	$31,632	$138,893

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total Equity
Balance as of December 31, 2023	78,970	$790	$794,468	$(231,706)	$(5,825)	$47,530	$—	$605,257
Net loss	—	—	—	(328,235)	—	—	—	(328,235)
Annual recurring compensation earned	—	—	—	(2,531)	—	—	—	(2,531)
Other comprehensive loss, net of tax	—	—	—	—	—	(17,833)		(17,833)
Deferred compensation adjustments, net of tax	—	—	(368)	3	627	—	—	262
ADTRAN RSUs and restricted stock vested	110	1	—	(243)	—	—	—	(242)
ADTRAN stock options exercised	36	—	—	219	—	—	—	219
ADTRAN stock-based compensation expense	—	—	3,957	—	—	—	—	3,957
Redemption of redeemable non-controlling interest	—	—	—	1	—	—	—	1
Adtran Networks stock-based compensation expense	—	—	(6)	—	—	—	—	(6)
Balance as of March 31, 2024 (Restated)	79,116	$791	$798,051	$(562,492)	$(5,198)	$29,697	$—	$260,849

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	March 31,
	2025	2024 (Restated)
Cash flows from operating activities:
Net loss	$(8,948)	$(328,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,596	22,390
Goodwill impairment	—	297,353
Amortization of debt issuance cost	320	1,013
Loss (gain) on investments, net	1,631	(2,621)
Net loss on disposal of property, plant and equipment	13	150
Stock-based compensation expense	3,210	3,954
Deferred income taxes	(157)	(19,738)
Other, net	—	545
Inventory write down - business efficiency program	—	3,992
Inventory reserves	3,339	1,837
Changes in operating assets and liabilities:		—
Accounts receivable, net	16,011	22,504
Other receivables	(1,141)	5,605
Income taxes receivable, net	(690)	3,439
Inventory	10,345	32,366
Prepaid expenses, other current assets and other assets	1,504	(19,290)
Accounts payable	(4,222)	553
Accrued expenses and other liabilities	352	10,953
Income taxes payable	18	1,155
Net cash provided by operating activities	43,181	37,925

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,399)	(13,510)
Purchases of intangibles - developed technologies	(11,296)	(1,191)
Proceeds from sales and maturities of available-for-sale investments	660	873
Payments for beneficial interests in securitized accounts receivable	(133)	—
Purchases of available-for-sale investments	(170)	(44)
Net cash used in investing activities	(18,338)	(13,872)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(420)	(176)
Proceeds from stock option exercises	756	219
Proceeds from receivables purchase agreement	—	30,231
Repayments on receivables purchase agreement	—	(32,437)
Payment for redemption of redeemable non-controlling interest	(12)	(5)
Payment of debt issuance cost	—	(1,994)
Net cash provided by (used in) financing activities	324	(4,162)

Net increase in cash and cash equivalents	25,167	19,891
Effect of exchange rate changes	133	(301)
Cash and cash equivalents, beginning of period	76,021	87,167
Cash and cash equivalents, end of period	$101,321	$106,757

Supplemental disclosure of cash financing activities:
Cash paid for interest	$4,129	$5,243
Cash paid for income taxes	$2,367	$596
Cash used in operating activities related to operating leases	$2,696	$2,384
Supplemental disclosure of non-cash investing activities:
Redemption of redeemable non-controlling interest	$(3)	$—
Right-of-use assets obtained in exchange for lease obligations	$1,893	$842
Purchases of property, plant and equipment included in accounts payable	$1,162	$1,689

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENERAL

ADTRAN Holdings, Inc. (“Adtran” or the “Company”) is a leading global provider of networking and communications platforms, software, systems and services focused on the broadband access market, serving a diverse domestic and international customer base in multiple countries that includes large, medium and small Service Providers, alternative Service Providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises, including Fortune 500 companies with sophisticated business continuity applications; and federal, state and local government agencies. Our innovative solutions and services enable voice, data, video and internet-communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors in order to gain market share. To service our customers and grow revenue, we are continually conducting research and developing new products addressing customer needs and testing those products for the specific requirements of the particular customers. We offer a broad portfolio of flexible software and hardware network solutions and services that enable Service Providers to meet today’s service demands, while enabling them to transition to the fully converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our global headquarters in Huntsville, Alabama, and our European headquarters in Munich, Germany, we have sales and research and development facilities in strategic global locations.

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

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss applies to the net loss generated by Adtran Networks in 2024 and it will apply to any net loss generated by Adtran Networks in 2025.

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 2.27% as of March 31, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €338.5 million or approximately $366.1 million, based on an exchange rate as of March 31, 2025, and reflecting interest accrued through March 31, 2025 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The Company expects to receive a ruling on a procedural matter in the DPLTA appraisal proceedings during the latter half of 2025 or 2026, which ruling, depending on outcome, will likely be appealed and may take 6-12 months to be decided on appeal. The Company does not expect that a trial on the merits of the DPLTA appraisal proceedings will commence until the procedural matter has been resolved. The proceeding for the trial on the merits of the DPLTA will likely take a minimum of 12 months for a ruling and such ruling may likewise be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.9 million (or $9.7 million based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders as of March 31, 2025 were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for June 27, 2025 and, therefore, the Annual Recurring Compensation will be due on July 2, 2025. During the three months ended March 31, 2025 and 2024, we accrued $2.4 million and $2.5 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended four times. The Company had access to $180.7 million on its Credit Facility for future borrowings; however, as of March 31, 2025 and the date of this filing the Company was limited to additional borrowings of $25.8 million based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a Springing Covenant Period) and a Consolidated Fixed Charge Coverage Ratio of 1.25x. See Note 10, Revolving Credit Agreements for additional information regarding the terms of the Wells Fargo Credit Agreement.

As of March 31, 2025, and as of the date of issuance of these financial statements, the Company does not have sufficient liquidity to meet the substantial majority of its payment obligations under the DPLTA pertaining to Exit Compensation. For the three months ended March 31, 2025 and 2024, less than one thousand shares of Adtran Networks stock were tendered to the Company and Exit Compensation payments of approximately €12 thousand and €4 thousand, respectively, or approximately $13 thousand and $5 thousand based on the applicable exchange rates at the time of the transaction, were paid to Adtran Networks shareholders. On April 14, 2025, 0.4 million shares of Adtran Networks stock were tendered to the Company and Exit Compensation payments of approximately €7.0 million or approximately $7.5 million, based on the applicable exchange rate at the time of the transaction, will be paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and we do not expect the final decision to be published within the next 12 months; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the fact that the Company expects to receive a procedural decision during 2025 or 2026 that will likely be appealed and, while the date of a decision by the court on the merits of the case is uncertain, it will likely take a minimum of 12 months for a ruling and, thereafter, an expected appeal process will take a further 12-24 months to resolve; (iv) the current guaranteed Annual Recurring Compensation payment; and (v) the current trading value of Adtran Networks shares.

The Company experienced revenue declines in the year ended December 31, 2024. However, customers have started to replenish their inventories to meet increasing demand and management expects orders and billings to increase during the remainder of 2025. The Company continues to implement plans to preserve cash liquidity to maintain compliance with the Company’s covenants in case of further impacts related to customer inventory reduction initiatives and uncertain macroeconomic conditions. Additionally, the Company suspended dividend payments and effectuated a business efficiency program (the "Business Efficiency Program"), which targeted the reduction of ongoing operating expenses and focused on enhancing capital efficiency. The Business Efficiency Program was completed as of December 31, 2024, other than the Company's aim of selling its headquarters. The Company has determined that it is probable that the sale of its headquarters in Huntsville will occur within the next twelve months after December 31, 2024. The Company may need to further reduce capital expenditures and/or take other steps to preserve working capital in order to ensure that it can meet its needs and obligations and maintain compliance with its debt covenants.

In summary, the Company believes that its cash and cash equivalents, investments, working capital management initiatives and availability to access cash under the Wells Fargo credit facility will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under the DPLTA, including anticipated levels of Exit Compensation and to support our ability to continue to comply with our debt covenants under the Credit Facility and continue as a going concern, for at least the next twelve months, from the issuance of these financial statements. See Note 10, Revolving Credit Agreements, for additional information regarding the terms of the Wells Fargo Credit agreement.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of ADTRAN Holdings, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information presented in Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The December 31, 2024, Condensed Consolidated Balance Sheet is derived from audited financial statements but does not include all disclosures required by U.S. GAAP for annual financial statements.

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ADTRAN Holdings, Inc. Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 20, 2025 (the "2024 Form 10-K/A").

Restatement of Previously Issued Financial Statements

As discussed in the financial statements as of and for the year ended December 31, 2024 included in our amended 2024 Annual Report on Form 10-K/A, we identified errors in our previously issued financial statements. In addition, on May 13, 2025, the Company announced that it needed additional time to complete its quarterly reporting process as a result of the restatements to the annual periods ended December 31, 2023 and 2024 and for the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024, as well as to complete its evaluation of internal control over financial reporting as of December 31, 2024 as a result of errors related to the historical accounting for certain inventory and cost of goods sold transactions in its Adtran Networks SE subsidiary (the “Adjustment”). As a result, the Company filed a Form 12b-25 with the SEC and delayed the filing of this report.

In connection with the identification of the Adjustment, the Audit Committee has overseen an internal investigation into the circumstances surrounding the Adjustment and its impact on the Company’s historical financial statements. Based on the findings of the internal investigation, which is substantially complete, it has been determined that the underlying errors giving rise to the Adjustment were not properly addressed in the Company’s previously filed financial statements as of and for the years ended December 31, 2024 and 2023 and was not communicated to the Audit Committee or the independent auditors prior to the filing of the initial 2024 Annual Report on Form 10-K. As described in Part I, Item 4 of this report, the Company is taking certain remedial actions to address the material weaknesses in its internal controls associated with these findings.

The identified errors impacted the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2024, among other periods as previously disclosed. Below is a summary description of the significant errors in the Company's Condensed Consolidated Financial Statements as of and for the quarter ended March 31, 2024:

ADJ 1 - Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) is entitled to receive from us an Annual Recurring Compensation payment of €0.52 per share. The Company erroneously accrued this liability every quarter at €0.59 per share, overstating the associated accrual, the net income attributable to non-controlling interest and the net loss attributable to ADTRAN Holdings, Inc. for fiscal periods beginning with the quarter ended March 31, 2023 through the quarter ended June 30, 2024.

ADJ 2 - For the periods beginning with the quarter ended March 31, 2023 through the quarter ended June 30, 2024 the Company remeasured the redeemable non-controlling interest each quarter-end at the current exchange rate of euros to U.S. Dollar. The Company treated the redeemable non-controlling interest as a monetary mezzanine equity instrument but should have treated it as a non-monetary mezzanine equity instrument not subject to remeasurement.

ADJ 3 - For the year ended December 31, 2023 through the year ended December 31, 2024, the Company understated cost of revenue and overstated inventory in the Company's Adtran Networks subsidiary due to a system error. In addition, there were adjustments in the Company's U.S and Australian subsidiaries related to inventory reserves that were understated.

ADJ 4 - For the year ended December 31, 2023 through the year ended December 31, 2024, the Company understated goodwill and overstated income tax receivable. The understatement was attributable to corrections to goodwill and deferred income tax associated with goodwill for an internal divestiture of a wholly owned subsidiary required by statutory laws in Europe.

In addition to the misstatements identified above, the Company has corrected other immaterial errors. These other errors are quantitatively and qualitatively immaterial, individually and in the aggregate. However, the Company has corrected these other errors as part of the correction for the significant errors described above.

We assessed the materiality of the errors on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC Topic 250, Accounting Changes and Error Corrections. Based on this assessment, we concluded that the errors, in the aggregate, are material to the March 31, 2024 financial statements and therefore, we are restating those financial statements herein. Furthermore, we made adjustments to correct for other previously identified immaterial errors. The

Company has also restated impacted amounts within the accompanying footnotes to the Condensed Consolidated Financial Statements. See Note 18 for further information about the restatement.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of ongoing inflationary pressures, continued elevated interest rates, currency fluctuations and political tensions as of March 31, 2025, and through the date of this report. These conditions could result in further impacts to the Company's consolidated financial statements in future reporting periods. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on reported results of operations. An adjustment has been made to the Consolidated Statement of Cash Flows for the quarter ended March 31, 2024, to reclassify between Property, Plant and Equipment and Intangible Assets.

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

The following tables disaggregate revenue by reportable segment and revenue category:

	Three Months Ended
	March 31, 2025			March 31, 2024
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Subscriber Solutions	$71,748	$8,662	$80,410	$60,369	$9,399	$69,767
Access & Aggregation Solutions	75,847	13,289	89,136	67,777	13,535	81,312
Optical Networking Solutions	54,622	23,576	78,198	53,127	21,966	75,094
Total	$202,217	$45,527	$247,744	$181,273	$44,900	$226,173

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of March 31, 2025 and December 31, 2024 related to contractual maintenance agreements, contractual SaaS and subscription services, and hardware contracts that exceed one year in duration amounted to $274.3 million and $325.7 million, respectively. As of March 31, 2025, approximately 69% is expected to be recognized over the next 12 months and the remainder recognized thereafter. The majority of the Company's remaining performance obligations as of March 31, 2025, are related to contracts or orders that have an original expected duration of one year or less and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered or services to our customers, excluding maintenance services, which are satisfied over time.

The following table provides information about accounts receivable, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	March 31, 2025	December 31, 2024
Accounts receivable, net	$166,519	$178,030
Contract assets(1)	$431	$631
Unearned revenue	$66,459	$52,701
Non-current unearned revenue	$24,082	$22,065

(1) Included in other receivables on the Condensed Consolidated Balance Sheets.

Accounts Receivable

The allowance for credit losses was $1.2 million and $1.3 million as of March 31, 2025, and December 31, 2024, respectively, related to accounts receivable.

Receivables Purchase Agreements

On July 1, 2024, the Company entered into a receivables purchase agreement (the “Factoring Agreement”) with a third-party financial institution (the “Factor”), which accelerates receivable collection and helps to better manage cash flow. Total accounts receivables factored as of the end of March 31, 2025, totaled $11.2 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The balance in the reserve account is included in other assets on the Condensed Consolidated Balance Sheets. The cost of the Factoring Agreement is included in interest expense in the Condensed Consolidated Statements of Loss and totaled $0.3 million for the three months ended March 31, 2025.

On December 19, 2023, the Company entered into a receivables purchase agreement (the "Prior Factoring Agreement") with a third-party financial institution which qualified for treatment as a secured borrowing with a pledge of collateral under Accounting Standards Codification ("ASC") Topic 810, Consolidation. The Prior Factoring Agreement was terminated on July 1, 2024. For the three months ended March 31, 2024, the Company incurred program fee expenses of $0.3 million.

Contract Assets

No allowance for credit losses was recorded for the three months ended March 31, 2025 and 2024, respectively, related to contract assets.

Unearned Revenue

Of the outstanding unearned revenue balances as of December 31, 2024, $21.9 million were recognized as revenue during the three months ended March 31, 2025. Of the $65.1 million of outstanding unearned revenue balances as of December 31, 2023, $19.7 million were recognized as revenue during the three months ended March 31, 2024.

3. INCOME TAXES

The Company’s effective tax rate changed from a benefit of 5.4% of pre-tax loss for the three months ended March 31, 2024, to a benefit of 4.2% of pre-tax loss for the three months ended March 31, 2025. The change in the effective tax rate for the three months ended March 31, 2025, was driven primarily by loss jurisdictions for which the recognition of tax benefits on pre-tax losses incurred during the first quarter of 2025 were limited due to valuation allowance.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of March 31, 2025, the Company had net deferred tax assets totaling $102.8 million, and a valuation allowance totaling $115.7 million against those deferred tax assets. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results, as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance, or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

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

As of March 31, 2025, 3.9 million shares were available for issuance pursuant to awards that may be made in the future under shareholder-approved equity plans.

For the three months ended March 31, 2025 and 2024, stock-based compensation expense was $3.2 million and $4.0 million, respectively.

PSUs, RSUs and Restricted Stock

The following table summarizes the PSUs, RSUs and restricted stock outstanding as of December 31, 2024, and March 31, 2025 and the changes that occurred during the three months ended March 31, 2025:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2024	2,335	$13.22
PSUs, RSUs and restricted stock granted	1,276	$10.36
PSUs, RSUs and restricted stock vested	(491)	$11.40
PSUs, RSUs and restricted stock forfeited	(17)	$14.80
Unvested PSUs, RSUs and restricted stock outstanding, March 31, 2025	3,103	11.60

The fair value of PSUs with performance conditions, RSUs and restricted stock is equal to the closing price of the Company's stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of March 31, 2025, total unrecognized compensation expense related to non-vested portion of performance-based PSUs (considered probable), market-based PSUs, RSUs and restricted stock was approximately $20.9 million, which will be recognized over the remaining weighted-average period of 2.1 years. As of March 31, 2025, there was $11.0 million of unrecognized compensation expense related to unvested performance-based PSUs (not-considered probable), which will be recognized over the remaining requisite service period of 0.8 years if achievement of the performance obligation becomes probable. Unrecognized compensation expense will be adjusted for actual forfeitures.

Stock Options

The following table summarizes the ADTRAN Holdings, Inc. stock options outstanding as of December 31, 2024, and March 31, 2025, and the changes that occurred during the three months ended March 31, 2025:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2024	2,944	$9.86	4.98	$3,762
Stock options exercised	(113)	$6.71
Stock options forfeited	(23)	$8.07
Stock options expired	(13)	$15.33
Stock options outstanding, March 31, 2025	2,795	$9.98	4.70	$4,034
Stock options exercisable, March 31, 2025	1,339	$8.83	3.82	$2,052

As of March 31, 2025, there was $2.1 million of unrecognized compensation expense related to stock options which will be recognized over the remaining weighted-average period of 0.8 years.

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

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2025. The amount of aggregate intrinsic value was $4.0 million as of March 31, 2025, which will change based on the fair market value of the Company's stock. The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2025, and 2024 was $0.4 million and $34 thousand, respectively. During the three months ended March 31, 2025 and 2024, no stock options vested.

5. INVESTMENTS

The Company has cash equivalents and investments which are held at fair value as follows:

		Fair Value Measurements as of March 31, 2025 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$5,539	$5,539	$—	$—
Marketable equity securities
Marketable equity securities – various industries	970	970	—	—
Deferred compensation plan assets	29,003	29,003	—	—
Total	$35,512	$35,512	$—	$—

		Fair Value Measurements as of December 31, 2024 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$5,538	$5,538	$—	$—
Marketable equity securities
Marketable equity securities – various industries	1,068	1,068	—	—
Deferred compensation plan assets	30,991	30,991	—	—
Total	$37,597	$37,597	$—	$—

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

21

6. INVENTORY

Inventory consisted of the following:

	As of	As of
(In thousands)	March 31, 2025	December 31, 2024
Raw materials	$103,450	$106,384
Work in process	11,746	9,724
Finished goods	138,443	145,449
Total inventory, net	$253,639	$261,557

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

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	March 31, 2025	December 31, 2024
		(Restated)
Engineering and other equipment	$188,982	$184,694
Building	51,447	50,871
Computer hardware and software	119,041	113,241
Building and land improvements	41,377	39,979
Furniture and fixtures	21,021	20,994
Land	3,016	2,989
Total property, plant and equipment	424,884	412,768
Less: accumulated depreciation	(315,275)	(306,314)
Total property, plant and equipment, net	$109,609	$106,454

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value.

Depreciation expense was $6.9 million and $7.1 million for the three months ended March 31, 2025 and 2024, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

Assets Held For Sale

On December 31, 2024, the Company determined it met the held for sale criteria pursuant to ASC 360, "Impairment and Disposal of Long-Live Assets" on the Company's property located at the North and South Towers in its Huntsville, Alabama campus and ceased recording depreciation on the assets. The Company expects to dispose of the property within the next twelve months.

The Company records assets held for sale at the lower of their carrying value or fair value. The total carrying value of assets held for sale was $11.9 million as of March 31, 2025 and December 31, 2024, respectively, and is separately recorded on the balance sheet.

8. GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2025, are as follows:

(In thousands)	Services & Support
As of December 31, 2024	$52,918
Foreign currency translation adjustments	2,343
As of March 31, 2025	$55,261

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

No impairment of goodwill was recognized during the three months ended March 31, 2025. As of March 31, 2025, accumulated goodwill impairment losses totaled $335.3 million.

9. INTANGIBLE ASSETS

Intangible assets as of March 31, 2025 and December 31, 2024, consisted of the following:

		As of March 31, 2025			As of December 31, 2024
(In thousands)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	11.0	$52,849	$(20,509)	$32,340	$51,165	$(18,778)	$32,387
Backlog	1.7	56,242	(55,262)	980	53,839	(52,258)	1,581
Developed technology	7.7	372,948	(116,133)	256,815	346,923	(99,588)	247,335
Licensed technology	9.0	5,900	(4,616)	1,284	5,900	(4,452)	1,448
Licensed agreements	8.5	560	(417)	143	560	(407)	153
Trade names	3.0	29,094	(27,592)	1,502	27,851	(25,862)	1,989
Total		$517,593	$(224,529)	$293,064	$486,238	$(201,345)	$284,893

No impairment losses of intangible assets were recorded during the three months ended March 31, 2025 and 2024.

Amortization expense was $14.9 million and $14.6 million in the three months ended March 31, 2025 and 2024, respectively, and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

Estimated future amortization expense of intangible assets is as follows:

As of
(In thousands)	March 31, 2025
2025	$44,939
2026	58,284
2027	52,352
2028	43,429
2029	42,170
Thereafter	51,890
Total	$293,064

10. CREDIT AGREEMENTS

The carrying amounts of the Company's non-current revolving credit facility in its Condensed Consolidated Balance Sheets were as follows:

	As of	As of
(In thousands)	March 31, 2025	December 31, 2024
Wells Fargo credit agreement	$190,085	$189,576
Total non-current revolving credit facility	$190,085	$189,576

Wells Fargo Credit Facility

On July 18, 2022, ADTRAN, Inc., as the borrower ("U.S. Borrower"), and the Company entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Original Credit Agreement”), as amended by the First Amendment to the Credit Agreement, dated August 9, 2023, 2021 (“Amendment No. 1”), the Second Amendment to the Credit Agreement, dated January 16, 2024 (“Amendment No. 2”), the Third Amendment to the Credit Agreement, dated March 12, 2024 (“Amendment No. 3”), and the Fourth Amendment to the Credit Amendment, dated June 4, 2024 (“Amendment No. 4” and, collectively with Amendment No. 1, Amendment No. 2, and Amendment No. 3, the “Credit Agreement Amendments”; and the Original Credit Agreement, as amended by the Credit Agreement Amendments, the “Amended Credit Agreement”). As of the date of this filing, the Amended Credit Agreement provided for a secured revolving credit facility of up to $374.0 million of borrowings, $74.0 million of which is solely available to Adtran Networks as borrower pursuant to the Subline (as defined and further described below.

As of March 31, 2025, the Company’s borrowings under the revolving line of credit were $190.1 million, of which approximately $141.0 million were borrowed by the U.S. Borrower and $49.1 million were borrowed under the Subline by Adtran Networks (as defined below), who became a party to the Amended Credit Agreement in June 2024. The credit facilities provided under the Amended Credit Agreement mature in July 2027, but the U.S. Borrower may request extensions subject to customary conditions. In addition, the U.S. Borrower may utilize up to $50.0 million of the $374.0 million total revolving facility for the issuance of letters of credit. As of March 31, 2025, the U.S. Borrower had a total of $3.2 million in letters of credit under the Amended Credit Agreement, leaving a net amount (after giving effect to the $190.1 million of outstanding borrowings described above) of $180.7 million available for future borrowings;

however, as of March 31, 2025 and the date of this filing the Company was limited to additional borrowings of $25.8 million based on debt covenant compliance metrics. Any future credit extensions under the Amended Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration.

Moreover, the Amended Credit Agreement provides for a sublimit under the existing $374.0 million revolving commitments in an aggregate amount of $100.0 million (“Subline”), which Subline is available for borrowings by Adtran Networks. Prepayments of outstanding loans under the Subline that result in the remaining outstanding loans under the Subline being less than the German Commitment Reduction Threshold (as defined below) will result in a permanent partial reduction of the commitments in respect of the Subline. The German Commitment Reduction Threshold was initially $75.0 million and may be lowered from time to time pursuant to the terms of the Amended Credit Agreement. The existing swing line sublimit and letter of credit sublimit under the Amended Credit Agreement remain available to the U.S. Borrower (and not to Adtran Networks). Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Amended Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

All U.S. borrowings under the Amended Credit Agreement bear interest at a rate tied to the Base Rate (as defined in the Amended Credit Agreement) or SOFR, at the Company’s option, and all E.U. borrowings bear interest at a rate tied to the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent), in each case plus applicable margins which vary based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Amended Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable. As of March 31, 2025, the weighted average interest rate on our revolving credit agreements was 8.55%.

The Company made certain representations and warranties to the lenders in the Amended Credit Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a “Springing Covenant Period,” as defined below) and a Consolidated Fixed Charge Coverage Ratio of 1.25x (as such ratios are defined in the Amended Credit Agreement). A “Springing Covenant Event” occurs when at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of August 9, 2023 have been tendered and purchased by the Company. Upon the occurrence of a Springing Covenant Event, the Company will enter a “Springing Covenant Period”, defined as the fiscal quarter in which a Springing Covenant Event occurs and the three (3) consecutive fiscal quarters thereafter. During a Springing Covenant Period, the Company’s leverage ratios are increased. In addition, the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. As of March 31, 2025, the Company was in compliance with all covenants.

The Amended Credit Agreement also contains customary events of default, such as misrepresentation and a default in the performance or observance of any covenant (subject to customary cure periods and materiality thresholds). Upon the occurrence and during the continuance of an event of default, the Administrative Agent is entitled to take various actions, including the acceleration of all amounts due under the Amended Credit Agreement.

All obligations under the Amended Credit Agreement (including under the Subline) are guaranteed by the U.S. Borrower and certain subsidiaries of the U.S. Borrower (“Full Facility Guarantors”). To secure such guarantees, the U.S. Borrower and the Full Facility Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets, and the U.S. Borrower has granted mortgages in favor of the Administrative Agent over certain owned real estate assets. Certain of Adtran Networks' subsidiaries (the “Subline Guarantors”) have also provided a guarantee solely of the obligations in respect of the Subline. Furthermore, to secure such guarantees, Adtran Networks and the Subline Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets. Upon repayment in full and termination of the Subline, the guarantees by the Subline Guarantors and the liens granted by Adtran Networks and the Subline Guarantors to secure obligations under the Subline will be released.

11. EMPLOYEE BENEFIT PLANS

Pension Benefit Plan

We maintain a defined benefit pension plan covering employees in certain foreign countries. The net amounts recognized in the Condensed Consolidated Balance Sheets for the unfunded pension liability as of March 31, 2025 and December 31, 2024 were as follows:

		As of	As of
(In thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024
Non-current pension asset	Other non-current assets	$540	$517
Current pension liability	Accrued wages and benefits	(317)	(303)
Non-current pension liability	Non-current pension liability	(8,886)	(8,983)
Total		$(8,663)	$(8,769)

The Company's defined benefit pension liability represents the projected benefit obligation, which is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of retirement.

The following table summarizes the components of net periodic pension cost related to the Company's defined benefit pension plans:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Service cost	$389	$340
Interest cost	486	285
Expected return on plan assets	(588)	(360)
Amortization of actuarial losses	11	2
Net periodic pension cost	$298	$267

The components of net periodic pension cost, other than the service cost component, are included in other income, net in the Condensed Consolidated Statements of Loss. Service cost is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss. The Company made contributions to the defined benefit pension plans totaling $1.1 million and $1.2 million during the three months ended March 31, 2025 and 2024, respectively. Contributions to the defined benefit pension plans for the remainder of 2025 will be limited to benefit payments to retirees which are paid out of the operating cash flows of the Company and are expected to be approximately $2.1 million.

12. EQUITY

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income, net of tax, by component:

	Three Months Ended March 31, 2025
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2024	$(382)	$(1,027)	$12,278	$385	$11,254
Other comprehensive income before reclassifications	48	—	20,247	—	20,295
Amounts reclassified from accumulated other comprehensive (loss) income	(48)	131	—	—	83
Net current period other comprehensive income	—	131	20,247	—	20,378
Balance as of March 31, 2025	$(382)	$(896)	$32,525	$385	$31,632

	Three Months Ended March 31, 2024
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2023	$(382)	$(2,506)	$50,033	$385	$47,530
Other comprehensive (loss) income before reclassifications	(119)	—	(17,773)	—	(17,892)
Amounts reclassified from accumulated other comprehensive income (loss)	119	(60)	—	—	59
Net current period other comprehensive loss	—	(60)	(17,773)	—	(17,833)
Balance as of March 31, 2024 (restated)	$(382)	$(2,566)	$32,260	$385	$29,697

The following tables present the details of reclassifications out of accumulated other comprehensive income:

	Three Months Ended March 31, 2025
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(65)	Net investment (loss) gain
Defined benefit plan adjustments – actuarial gain	190	(1)
Total reclassifications for the period, before tax	125
Tax expense	(42)
Total reclassifications for the period, net of tax	$83
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of Loss.

	Three Months Ended March 31, 2024
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$161	Net investment (loss) gain
Defined benefit plan adjustments – actuarial loss	(87)	(1)
Total reclassifications for the period, before tax	74
Tax expense	(15)
Total reclassifications for the period, net of tax	$59
(1)
A part of the computation of net periodic pension cost, which is included in other income, net in the Condensed Consolidated Statements of Loss.

The following table presents the tax effects related to the change in each component of other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$65	$(17)	$48	$(161)	$42	$(119)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) gain	(65)	17	(48)	161	(42)	119
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net gain (loss)	190	(59)	131	(87)	27	(60)
Foreign currency translation adjustments	20,247	—	20,247	(17,773)	—	(17,773)
Total Other Comprehensive Income (Loss)	$20,437	$(59)	$20,378	$(17,860)	$27	$(17,833)

13. REDEEMABLE NON-CONTROLLING INTEREST

As of March 31, 2025 and December 31, 2024, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 33.0%.

The following table summarizes the redeemable non-controlling interest activity for the three months ended March 31, 2025 and for the year ended December 31, 2024:

	Three Months Ended		For the Year Ended
(In thousands)	March 31, 2025		December 31, 2024
Balance at beginning of period	$422,943	(1)	$443,327
Redemption of redeemable non-controlling interest	(9)		(20,384)
Net income attributable to redeemable non-controlling interests	2,319		9,824
Annual recurring compensation earned	(2,319)		(9,824)
Balance at end of period	$422,934		$422,943

(1) During the third quarter of 2024, the Company identified errors primarily impacting the carrying values of the redeemable non-controlling interest, retained deficit, the net income attributable to the non-controlling interest and the net loss attributable to the Company and, as a consequence, of the loss per common share attributable to the Company.

Annual recurring compensation payable on untendered outstanding shares under the DPLTA must be recognized as it is accrued. For the three months ended March 31, 2025, we accrued $2.4 million and for the year ended December 31, 2024, the Company accrued $9.8 million, representing the portion of the annual recurring cash compensation to the non-controlling shareholders during such periods. The 2024 Annual Recurring Compensation accrual will be paid after the ordinary general shareholders' meeting of Adtran Networks in 2025. The 2025 Annual Recurring Compensation accrual will be paid after the ordinary general shareholders' meeting of Adtran Networks in 2026.

14. LOSS PER SHARE

The calculation of basic and diluted loss per share is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2025	2024
		(Restated)
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(11,267)	$(330,765)
Effect of redemption of RNCI	(3)	—
Net loss attributable to ADTRAN Holdings, Inc. common stockholders	$(11,270)	$(330,765)
Denominator
Weighted average number of shares – basic	79,534	78,814
Effect of dilutive securities
Stock options	—	—
PSUs, RSUs and restricted stock	—	—
Weighted average number of shares – diluted	79,534	78,814
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(0.14)	$(4.20)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.14)	$(4.20)

For the three months ended March 31, 2025 and 2024, 0.2 million and 1.1 million shares, respectively, of unvested PSUs, RSUs and restricted stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

For the three months ended March 31, 2025 and 2024, 0.7 million and 3.5 million stock options, respectively, were outstanding but were not included in the computation of diluted earnings per share. These stock options were excluded because their exercise prices were greater than the average market price of the common shares during the applicable period, making them anti-dilutive under the treasury stock method.

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

The performance of these segments is evaluated based on revenue, gross profit and gross margin; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net investment (loss) gain, other income, net and income tax are reported on a consolidated basis only. There is no inter-segment revenue. Asset information by reportable segment is not produced and, therefore, is not reported.

The following tables present information about the revenue and gross profit of the Company's reportable segments:

	Three Months Ended
	March 31, 2025			March 31, 2024
(In thousands)	Revenue	Cost Of Revenue	Gross Profit	Revenue	Cost of Revenue	Gross Profit
					(Restated)	(Restated)
Network Solutions	$202,217	$134,241	$67,976	$181,273	$137,048	$44,225
Services & Support	45,527	18,327	27,200	44,900	18,810	26,090
Total	$247,744	$152,568	$95,176	$226,173	$155,858	$70,315

For the three months ended March 31, 2025 and 2024, $1.3 million and $1.6 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the three months ended March 31, 2025 and 2024, $19 thousand and $8 thousand, respectively, of depreciation expense was included in gross profit for our Services & Support segment.

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
United States	$103,189	$83,290
United Kingdom	62,909	52,740
Germany	27,188	39,741
Other international	54,458	50,402
Total	$247,744	$226,173

16. COMMITMENTS AND CONTINGENCIES

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

DPLTA Appraisal Proceedings

In addition to such Legal Matters, the Company is a party to appraisal proceedings relating to the DPLTA which were originally filed with the Landgericht Meiningen (Meiningen District Court) on February 3, 2023. The DPLTA provides that Adtran Networks shareholders (other than the Company) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share, plus guaranteed interest or (ii) to remain Adtran Networks shareholders and receive recurring cash compensation of €0.52 per share for each full fiscal year of Adtran Networks. The appraisal proceedings, which were initiated by certain minority shareholders of Adtran Networks, challenge the adequacy of both forms of compensation. While the Company believes that the compensation offered in connection with the DPLTA is fair, it notes that German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that the first instance court or an appellate court may increase the cash compensation owed to the minority Adtran Networks shareholders. Given the stage of the appraisal proceedings, the Company is currently unable to predict the likely outcome or estimate the potential financial impact, if any, of the appraisal proceedings. If a ruling were to occur and be upheld upon appeal that required the Company to pay significant additional cash compensation to the Adtran Networks minority shareholders, there exists the possibility of a material adverse effect on our financial position and results of operations for the period in which the ruling occurs or future periods.

DPLTA Exit and Recurring Compensation Costs and the Absorption of Adtran Network's Annual Net Loss

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 2.27% as of March 31, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, the Company would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €338.5 million or approximately $366.1 million, based on an exchange rate as of March 31, 2025, and reflecting interest accrued through March 31, 2025, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The Company expects to receive a ruling on a procedural matter in the DPLTA appraisal proceedings during the latter half of 2025 or 2026, which ruling, depending on outcome, will likely be appealed and may take 6-12 months to be decided on appeal. The Company does not expect that a trial on the merits of the DPLTA appraisal proceedings will commence until the procedural matter has been resolved. The proceeding for the trial on the merits of the DPLTA will likely take a minimum of 12 months for a ruling and such ruling may likewise be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.9 million (or $9.7 million based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholders meeting is scheduled for June 27, 2025 and, therefore, the Annual Recurring Compensation will be due on July 2, 2025. During the three months ended March 31, 2025 and 2024, we accrued $2.4 million and $2.5 million, respectively, in Annual Recurring Compensation, which was reflected as an increase to retained deficit.

For the three months ended March 31, 2025 and 2024, less than one thousand shares of Adtran Networks stock were tendered to the Company and Exit Compensation payments of approximately €12 thousand and €4 thousand, respectively, or approximately $13 thousand and $5 thousand based on the applicable exchange rates at the time of the transactions, were paid to Adtran Networks shareholders.

In addition, under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss applies to the net loss generated by Adtran Networks in 2024 and it will apply to any net loss generated by Adtran Networks in 2025.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of March 31, 2025 and December 31, 2024, we had commitments related to these bonds totaling $15.2 million and $15.7 million, respectively, which expire at various dates through April 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for our products. Our inventory purchase obligations are for product manufacturing requirements, as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase obligations with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. As of March 31, 2025, purchase obligations totaled $203.9 million.

17. RESTRUCTURING

On November 6, 2023, due to the uncertainty around the then current macroeconomic environment and its impact on customer spending levels, the Company’s management decided to implement a Business Efficiency Program targeting the reduction of ongoing operating expenses and focusing on capital efficiency. This included certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments and the sale of owned real estate (including the sale of our headquarters in Huntsville), inventory write downs from product discontinuances, and the suspension of the quarterly dividend. Other than the Company's aim of selling its headquarters, the Business Efficiency Program was completed as of December 31, 2024.

During the three months ended March 31, 2024, we recognized $17.1 million of costs related to the Business Efficiency Program. The costs recognized during the three months ended March 31, 2024, included total other renegotiated charges and inventory write-down of $8.8 million as a result of a strategy shift which included discontinuance of certain items in connection with the Business Efficiency Program, of which, $4.0 million relates to inventory write-downs and $4.8 million relates to other charges, and are included in cost of revenue in the Condensed Consolidated Statements of Loss. We did not incur any Business Efficiency Program costs during the three months ended March 31, 2025.

A reconciliation of the beginning and ending restructuring liabilities, which is included in accrued wages and benefits and accounts payable in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, is as follows:

Three Months Ended
(In thousands)	March 31, 2025
Balance as of December 31, 2024	$10,336
Plus: Amounts charged to cost and expense	—
Less: Amounts paid	(7,272)
Balance as of March 31, 2025	$3,064

The Year Ended
(In thousands)	December 31, 2024
Balance as of December 31, 2023	$8,309
Plus: Amounts charged to cost and expense	40,545
Less: Amounts paid	(38,518)
Balance as of December 31, 2024	$10,336

Restructuring expenses included in the Condensed Consolidated Statements of Loss are for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(In thousands)	2025	2024

Network Solutions - Cost of revenue	$—	$2,318
Network Solutions - charges and inventory write-down	—	8,782
Services & Support - Cost of revenue	—	148
Cost of revenue	$—	$11,248
Selling, general and administrative expenses	—	1,801
Research and development expenses	—	4,061
Total restructuring expenses	$—	$17,110

The following table represents the components of restructuring expenses by geographic area for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
United States	$—	$15,060
International	—	2,050
Total restructuring expenses	$—	$17,110

18. RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION

As previously disclosed in our Annual Report on Form 10-K/A and as discussed in Note 1 “Summary of Significant Accounting Policies”, the following tables reflect the impact of errors and other previously identified immaterial errors to the specific line items presented in our previously reported (a) Condensed Consolidated Balance Sheet; (b) Condensed Consolidated Statement of Loss and Condensed Consolidated Statement of Comprehensive Loss; (c) Condensed Consolidated Statements of Changes in Equity and; (d) Condensed Consolidated Statement of Cash Flows for the quarterly period ended March 31, 2024.

		As of March 31, 2024
ASSETS	Adj Reference	As Reported	Adjustment	As Restated
Current Assets
Cash and cash equivalents		$106,757	$—	$106,757
Accounts receivable, less allowance for credit losses of $367 as of March 31, 2024		187,554	3,498	191,052
Other receivables		12,116	—	12,116
Income tax receivable	ADJ 4	8,717	(4,735)	3,982
Inventory, net	ADJ 3	322,147	(3,894)	318,253
Prepaid expenses and other current assets		59,667	(3,889)	55,778
Total Current Assets		696,958	(9,020)	687,938
Property, plant and equipment, net		126,969	4,040	131,009
Deferred tax assets	ADJ 4	25,421	4,015	29,436
Goodwill	ADJ 4	55,129	—	55,129
Intangibles, net		306,448	—	306,448
Other non-current assets		87,729	—	87,729
Long-term investments		29,252	—	29,252
Total Assets		$1,327,906	$(965)	$1,326,941
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable		$159,083	$—	$159,083
Unearned revenue		55,124	3,121	58,245
Accrued expenses and other liabilities	ADJ 1	36,404	(1,403)	35,001
Accrued wages and benefits		25,869	118	25,987
Income tax payable, net		6,266	—	6,266
Total Current Liabilities		282,746	1,836	284,582
Non-current revolving credit agreement outstanding		195,000	—	195,000
Deferred tax liabilities	ADJ 4	15,414	420	15,834
Non-current unearned revenue		22,884	377	23,261
Non-current pension liability		11,692	—	11,692
Deferred compensation liability		29,709	—	29,709
Non-current lease obligations		27,668	—	27,668
Other non-current liabilities	ADJ 1	35,375	(350)	35,025
Total Liabilities		620,488	2,283	622,771
Commitments and contingencies (see Note 16)
Redeemable Non-Controlling Interest	ADJ 2	441,635	1,686	443,321
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,116 shares issued and 78,850 outstanding as of March 31, 2024		791	—	791
Additional paid-in capital		798,897	(846)	798,051
Accumulated other comprehensive income	ADJ 1, 3, 4	29,656	41	29,697
Retained deficit	ADJ 2, 3, 4	(558,363)	(4,129)	(562,492)
Treasury stock at cost: 265 as of March 31, 2024		(5,198)	—	(5,198)
Total Equity		265,783	(4,934)	260,849
Total Liabilities, Redeemable Non-Controlling Interest and Equity		$1,327,906	$(965)	$1,326,941

		Three Months Ended March 31, 2024
	Adj Reference	As Reported	Adjustment	As Restated
Revenue
Network Solutions		$181,273	$—	$181,273
Services & Support		44,900	—	44,900
Total Revenue		226,173	—	226,173
Cost of Revenue
Network Solutions	ADJ 3	126,326	1,940	128,266
Network Solutions - inventory write-down and other charges		8,782	—	8,782
Services & Support		18,810	—	18,810
Total Cost of Revenue		153,918	1,940	155,858
Gross Profit		72,255	(1,940)	70,315
Selling, general and administrative expenses		59,100	(109)	58,991
Research and development expenses		60,251	(36)	60,215
Goodwill impairment	ADJ 4	292,583	4,770	297,353
Operating Loss		(339,679)	(6,565)	(346,244)
Interest and dividend income		397	—	397
Interest expense		(4,598)	—	(4,598)
Net investment gain		2,253	—	2,253
Other income, net		1,310	—	1,310
Loss Before Income Taxes		(340,317)	(6,565)	(346,882)
Income tax benefit		18,647	—	18,647
Net Loss		$(321,670)	$(6,565)	$(328,235)
Less: Net Income attributable to non-controlling interest(1)	ADJ 1	2,880	(350)	2,530
Net Loss attributable to ADTRAN Holdings, Inc.		$(324,550)	$(6,215)	$(330,765)

Weighted average shares outstanding – basic		78,814	78,814	78,814
Weighted average shares outstanding – diluted		78,814	78,814	78,814

Loss per common share attributable to ADTRAN Holdings, Inc. – basic		$(4.12)	$(0.08)	$(4.20)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted		$(4.12)	$(0.08)	$(4.20)

Net Loss		$(321,670)	$(6,565)	$(328,235)
Other Comprehensive Loss, net of tax
Defined benefit plan adjustments		(60)	—	(60)
Foreign currency translation loss	ADJ 1, 3	(17,745)	(28)	(17,773)
Other Comprehensive Loss, net of tax		(17,805)	(28)	(17,833)
Comprehensive Loss, net of tax		(339,475)	(6,593)	(346,068)
Less: Comprehensive Income attributable to non-controlling interest, net of tax	ADJ 1	2,880	(349)	2,531
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax		$(342,355)	$(6,244)	$(348,599)

	Retained Deficit			Accumulated Other Comprehensive Income			Additional paid-in capital
(In thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Balance as of December 31, 2023	$(243,908)	$12,202	$(231,706)	$47,461	$69	$47,530	$795,304	$(836)	$794,468
Net loss	(321,670)	(6,565)	(328,235)	—	—	—	—	—	—
Annual recurring compensation earned	(2,880)	349	(2,531)	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(17,805)	(28)	(17,833)	—	—	—
Deferred compensation adjustments, net of tax	3	—	3	—	—	—	(368)	—	(368)
ADTRAN RSUs and restricted stock vested	(243)	—	(243)	—	—	—	—	—	—
ADTRAN stock options exercised	219	—	219	—	—	—	—	—	—
ADTRAN stock-based compensation expense	—	—	—	—	—	—	3,957	—	3,957
Redemption of redeemable non-controlling interest	1	—	1	—	—	—	—	—	—
Foreign currency remeasurement of redeemable non-controlling interest	10,115	(10,115)	—	—	—	—	—	—	—
Adtran Networks stock-based compensation expense	—	—	—	—	—	—	4	(10)	(6)
Balance as of March 31, 2024	$(558,363)	$(4,129)	$(562,492)	$29,656	$41	$29,697	$798,897	$(846)	$798,051

		Three Months Ended March 31, 2024
	Adj Reference	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss		$(321,670)	$(6,565)	$(328,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		22,528	(138)	22,390
Goodwill Impairment	ADJ 4	292,583	4,770	297,353
Amortization of debt issuance cost		1,013	—	1,013
Gain on investments, net		(2,621)	—	(2,621)
Net loss on disposal of property, plant and equipment		150	—	150
Stock-based compensation expense		3,957	(3)	3,954
Deferred income taxes		(19,738)	—	(19,738)
Other, net		545	—	545
Inventory write down		3,992	—	3,992
Inventory reserves		1,837	—	1,837
Changes in operating assets and liabilities:
Accounts receivable, net		26,002	(3,498)	22,504
Other receivables		5,605	—	5,605
Income taxes receivable, net	ADJ 4	(1,296)	4,735	3,439
Inventory		30,426	1,940	32,366
Prepaid expenses, other current assets and other assets		(15,882)	(3,408)	(19,290)
Accounts payable		553	—	553
Accrued expenses and other liabilities		7,459	3,494	10,953
Income taxes payable, net		1,155	—	1,155
Net cash provided by operating activities		36,598	1,327	37,925

Cash flows from investing activities:
Purchases of property, plant and equipment		(12,183)	(1,327)	(13,510)
Purchases of intangibles - developed technology		(1,191)	—	(1,191)
Proceeds from sales and maturities of available-for-sale investments		873	—	873
Purchases of available-for-sale investments		(44)	—	(44)
Net cash used in investing activities		(12,545)	(1,327)	(13,872)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements		(176)	—	(176)
Proceeds from stock option exercises		219	—	219
Proceeds from receivables purchase agreement		30,231	—	30,231
Repayments on receivables purchase agreement		(32,437)	—	(32,437)
Payment for redemption of redeemable non-controlling interest		(5)	—	(5)
Payment of debt issuance cost		(1,994)	—	(1,994)
Net cash used in financing activities		(4,162)	—	(4,162)

Net increase in cash and cash equivalents		19,891	—	19,891
Effect of exchange rate changes		(301)	—	(301)
Cash and cash equivalents, beginning of period		87,167	—	87,167
Cash and cash equivalents, end of period		$106,757	$—	$106,757

Supplemental disclosure of cash financing activities:
Cash paid for interest		$5,243	$—	$5,243
Cash paid for income taxes		$596	$—	$596
Cash used in operating activities related to operating leases		$2,384	$—	$2,384
Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations		$842	$—	$842
Purchases of property, plant and equipment included in accounts payable		$1,689	$—	$1,689

19. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear in Part I, Item 1 of this document. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1A, Risk Factors, and Part I, Item 1, Business, included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 20, 2025 (the "2024 Form 10-K/A").

As discussed in the financial statements as of and for the year ended December 31, 2024 included in our 2024 Form 10-K/A, we identified errors in our previously issued financial statements. The identified errors impacted the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2024, among other periods as previously disclosed. See Note 1 and 18 to Condensed Consolidated Financial Statements included in Part I, Item, 1 for additional information.

This discussion is designed to provide the reader with information that will assist in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our Condensed Consolidated Financial Statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 5 of this report for a description of important factors that could cause actual results to differ from expected results. See also Part 1, Item 1A, Risk Factors, of the 2024 Form 10‑K/A and Part II, Item 1A, Risk Factors of this Form 10-Q.

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

OVERVIEW

The Company is a leading global provider of networking and communications platforms, software, systems and services focused on carrier networks, private enterprise networks and mission critical infrastructure. It is serving a diverse domestic and international customer base in multiple countries that includes Large, Medium and Small Service Providers, alternative Service Providers, such as utilities, municipalities and fiber overbuilders; cable/MSOs; SMBs; distributed enterprises, including Fortune 500 companies with sophisticated business continuity applications; and federal, state and local government agencies.

Our innovative solutions and services enable voice, data, video and internet-communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to have customers adopt our technology, increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and the products of competitors in order to gain market share. To service our customers and grow revenue, we are continually conducting research and developing new products addressing customer needs and testing those products for the specific requirements of the particular customers. We offer a broad portfolio of flexible software and hardware network solutions and services that enable Service Providers to meet today’s service demands while enabling them to transition to the fully converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our global headquarters in Huntsville, Alabama, and our European headquarters in Munich, Germany, we have sales and research and development facilities in multiple strategic global locations.

The Company solely owns ADTRAN, Inc. and is the majority shareholder of Adtran Networks (formerly ADVA Optical Networking SE). Adtran is a leading global provider of open, disaggregated networking and communications solutions. Adtran Networks is a global provider of network solutions for wholesale mobile and data center interconnect services. We believe that the combined technology portfolio can best address current and future customer needs for high-speed connectivity from the network core to the end consumer, especially upon the convergence of solutions at the network edge.

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

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss applied to the net loss generated by Adtran Networks in 2024, and it will apply to any net loss generated by Adtran Networks in 2025.

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than us) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share plus guaranteed interest ("Exit Compensation"), or (ii) to remain Adtran Networks shareholders and receive a recurring compensation in cash of €0.52 per share for each full fiscal year of Adtran Networks (“Annual Recurring Compensation”). The guaranteed interest component under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component that was 2.27% as of March 31, 2025. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for June 27, 2025, and therefore, the Annual Recurring Compensation will be due on July 2, 2025. The adequacy of both forms of compensation has been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (in each case, including interest thereon) than agreed upon in the DPLTA.

The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The Company expects to receive a ruling on a procedural matter in the DPLTA appraisal proceedings during the latter half of 2025 or 2026, which ruling, depending on outcome, will likely be appealed and may take 6-12 months to be decided on appeal. The Company does not expect that a trial on the merits of the DPLTA appraisal proceedings will commence until the procedural matter has been resolved. The proceeding for the trial on the merits of the DPLTA will likely take a minimum of 12 months for a ruling and such ruling may likewise be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond. For the three months ended March 31, 2025 and 2024, less than one thousand shares of Adtran Networks stock were tendered to the Company and Exit Compensation payments of approximately €12 thousand and €4 thousand, respectively, or approximately $13 thousand and $5 thousand based on the applicable exchange rates at the time of the transaction, were paid to Adtran Networks shareholders. Between March 31, 2025 and the date of this report, 0.4 million shares of Adtran Networks stock were tendered to the Company and Exit Compensation payments of approximately €7.0 million, or approximately $7.5 million based on the applicable exchange rate at the time of the transactions, will be paid to Adtran Networks shareholders.

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

We currently hold 34,856,611 no-par value bearer shares of Adtran Networks, representing 67.0% of Adtran Networks outstanding shares as of March 31, 2025.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.11 included in our 2024 Form 10-K/A.

FINANCIAL PERFORMANCE AND TRENDS

We ended the first quarter of 2025 with a year-over-year revenue increase of 9.5% as compared to the three months ended March 31, 2024, driven by increased volume of sales activity due to a return of normalized customer spending, increased growth due to fiber expansion brought about by higher service provider spending, vendor consolidation due to a continuing shift away from high-risk vendors, increased demand for modernizing and upgrading critical infrastructure within governments, utilities, large enterprises, and applications, including AI. During the first quarter of 2025, we had one customer with revenues greater than 10.0%, which was an international Service Provider customer and our five largest customers comprised 38.9% of our revenue. Our year-over-year domestic revenue increased by 23.9% due to a return to normalized customer spending and fiber expansion. Internationally, our year-over-year revenue increased by 1.2%, primarily driven by fiber expansion. Our Access & Aggregation, Subscriber Solutions and Optical Networking revenue categories all experienced increased volume of sales activity due to growth across geographies, most product lines, and the continued expansion of our customer base.

Our revenues have fluctuated in recent years and they may continue to fluctuate going forward. However, during the first quarter of 2025, our operating results improved due to slowly stabilizing revenues, improving margins and tight operational cost controls. Additionally, we have taken steps to transform our business into a leaner, more efficient and more profitable company, including the completion of our Business Efficiency Program (other than our aim of selling our headquarters in Huntsville, which we expect to occur within the next 12 months). Nevertheless, our operating expenses are relatively fixed in the short term, and a shortfall in quarterly revenues consequently has previously impacted and may again in the future significantly impact our financial results in a given quarter.

Our operating results have significantly fluctuated and may do so in the future as a result of a number of other factors, including a decline in general economic and market conditions, foreign currency exchange rate movements, inflation, increased competition, customer order patterns, changes in product and services mix, trade policies, timing differences between price decreases and product cost reductions, product warranty returns, expediting costs, tariffs and announcements of new products by us or our competitors. Nevertheless, as stated above, our operating results improved due to slowly stabilizing revenues, improving margins and tight operational cost controls. In addition, we continue to support our customer demand for our products by working with our suppliers, contract manufacturers, distributors, and customers to address and to limit potential disruptions to our operations and order fulfillment. Moreover, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an additional adverse effect on our business and operating results beyond the effects of the most recent inventory write-downs. On the other hand, not maintaining sufficient inventory levels to ensure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results.

The anticipated near-term impact of the Broadband Equity, Access, and Deployment (“BEAD”) Program has decreased following the announcement of a comprehensive federal agency review of BEAD Program priorities, including those related to project technology preferences, and associated delays in state BEAD Program grant awards.

Trade Policy/Tariffs

During the first quarter of 2025 and into May 2025, the U.S. introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S. or exported to other countries, tax policy related to international commerce, increased export control, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. These changes in U.S. trade policy and subsequent retaliatory actions have the potential to materially increase various input costs for the Company. Moreover, related costs and the uncertainty arising from such changes in trade policy may result in shifts in customer behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability. To help mitigate this, we have taken steps to diversify our supply chain, manufacturing locations and relationships with suppliers to give us added flexibility. See “Changes in trade policy in the U.S. and other countries, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition,” in Part II, Item 1A “Risk Factors” of this report for further discussion of the risks associated with the changes to U.S. and foreign trade policies.

Foreign Currency

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

No impairment of goodwill was recognized during the three months ended March 31, 2025. During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of the Network Solutions reporting unit using a combination of an income approach and a market-based peer group analysis. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the three months ended March 31, 2024. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the three months ended March 31, 2024. There have been no triggering events identified affecting the valuation of goodwill in our Services & Support reporting unit since the first quarter of 2024.

Our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Part I, Item 1A of the 2024 Form 10-K/A and Part II, Item 1A of this Form 10-Q.

BUSINESS EFFICIENCY PROGRAM

On November 6, 2023, due to the uncertainty around the then current macroeconomic environment and its impact on customer spending levels, the Company’s management decided to implement a Business Efficiency Program targeting the reduction of ongoing operating expenses and focusing on capital efficiency. This included certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments and the sale of owned real estate (including the sale of our headquarters in Huntsville), inventory write downs from product discontinuances, and the suspension of the quarterly dividend. Other than the Company's aim of selling its headquarters, the Business Efficiency Program was completed as of December 31, 2024.

During the three months ended March 31, 2024, we recognized $17.1 million of costs related to the Business Efficiency Program. We did not incur any Business Efficiency Program costs during the three months ended March 31, 2025. Future cash payments include previously accrued severance and outplacement fees as well as site consolidation costs that are anticipated to be approximately $3.1 million.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2025, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2024

As discussed in the financial statements as of and for the year ended December 31, 2024 included in our amended 2024 Annual Report on Form 10-K/A, we identified errors in our previously issued financial statements. The identified errors impacted the Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2024, among other periods as previously disclosed. See Note 1 and 18 to Condensed Consolidated Financial Statements included in Part I, Item, 1 for additional information.

The following table presents selected financial information derived from our Condensed Consolidated Statements of Loss expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended
	March 31,
	2025	2024
		(Restated)
Revenue
Network Solutions	81.6%	80.1
Services & Support	18.4	19.9
Total Revenue	100.0	100.0
Cost of Revenue
Network Solutions	54.2	56.7
Network Solutions - charges and inventory write-down	—	3.9
Services & Support	7.4	8.3
Total Cost of Revenue	61.6	68.9
Gross Profit	38.4	31.1
Selling, general and administrative expenses	20.3	26.1
Research and development expenses	19.7	26.6
Goodwill impairment	—	131.5
Operating Loss	(1.6)	(153.1)
Interest and dividend income	0.1	0.2
Interest expense	(1.9)	(2.0)
Net investment (loss) gain	(0.7)	1.0
Other income, net	0.4	0.6
Loss Before Income Taxes	(3.8)	(153.4)
Income tax benefit	0.2	8.2
Net Loss	(3.6)%	(145.1)
Less: Net Income attributable to non-controlling interest	0.9	1.1
Net Loss attributable to ADTRAN Holdings, Inc.	(4.5)%	(146.2)

Revenue

Our revenue increased 9.5% from $226.2 million for the three months ended March 31, 2024, to $247.7 million for the three months ended March 31, 2025, the increase was driven by increased volume of sales activity due to a return of normalized customer spending, increased growth due to fiber expansion brought about by higher service provider spending, vendor consolidation due to a continuing shift away from high-risk vendors, increased demand for modernizing and upgrading critical infrastructure within governments, utilities, large enterprises, and applications, including AI. The increase in revenue by category for the three months ended March 31, 2025, was primarily attributable to a $10.6 million increase in Subscriber Solutions products, and a $7.8 million increase in Access & Aggregation revenue and a $3.1 million increase in Optical Networking Solutions products. All revenue categories experienced increased volume of sales activity due to growth across geographies, most product lines, and the continued expansion of our customer base.

Network Solutions segment revenue increased 11.6% from $181.3 million for the three months ended March 31, 2024, to $202.2 million for the three months ended March 31, 2025. The increase in Network Solutions revenue for the three months ended March 31, 2025, was due to an increase of $11.4 million in volume of sales activity in Subscriber Solutions products, and an increase of $8.1 million in volume of sales activity in Access & Aggregation products and an increase of $1.5 million in volume of sales activity in Optical Networking Solutions products.

Services & Support segment revenue increased 1.4% from $44.9 million for the three months ended March 31, 2024, to $45.5 million for the three months ended March 31, 2025. The increase in revenue for the three months ended March 31, 2025, was primarily attributable a $1.6 million increase in Optical Networking services, partially offset by a $0.7 million decrease for Subscriber Solutions and a $0.2 million decrease in Access & Aggregation.

Domestic revenue increased by 23.9% from $83.3 million for the three months ended March 31, 2024, to $103.2 million for the three months ended March 31, 2025. The increase in domestic revenue for the three months ended March 31, 2025, due to a return to normalized customer spending and fiber expansion.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., increased by 1.2% from $142.9 million for the three months ended March 31, 2024 to $144.6 million for the three months ended March 31, 2025. International revenue, as a percentage of total revenue, decreased from 63.2% for the three months ended March 31, 2024, to 58.3% for the three months ended March 31, 2025. The increase in international revenue for the three months ended March 31, 2025, was primarily due to fiber expansion. While international revenue has decreased to approximately 58.3% and 63.2% of total revenues for the three months ended March 31, 2025 and 2024, respectively, the mix of our Network Solutions and Services & Support segments as a percentage of total international revenue remains relatively linear. For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, changes in foreign currencies relative to the U.S. dollar decreased our net revenue by approximately $1.5 million.

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

Cost of Revenue

As a percentage of revenue, cost of revenue decreased from 68.9% for the three months ended March 31, 2024, to 61.6% for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2025 was attributable to a 6.2% decrease in restructuring expense and labor cost efficiencies as a percentage of revenue in connection with our Business Efficiency Program which was completed as of December 31, 2024 (other than our aim of selling our headquarters in Huntsville, which we expect to occur within the next 12 months) a 0.5% decrease in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar and a 0.6% decrease in expense as a percentage of revenue attributable to changes in customer and product mix. For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, changes in foreign currencies relative to the U.S. dollar decreased our cost of revenue by approximately $0.8 million.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, decreased from 75.6% for the three months ended March 31, 2024, to 66.4% for the three months ended March 31, 2025. The decrease in cost of revenue as a percentage of revenue for the three months ended March 31, 2025 was attributable to a 7.5% decrease in restructuring expense and labor cost efficiencies as a percentage of revenue in connection with our Business Efficiency Program which was completed as of December 31, 2024 (other than our aim of selling our headquarters in Huntsville, which we expect to occur within the next 12 months) a 0.5% decrease in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar, and a 1.2% decrease in expense as a percentage of revenue attributable to changes in customer and product mix.

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased from 41.9% for the three months ended March 31, 2024, to 40.3% for the three months ended March 31, 2025. The decrease in cost of revenue as a percentage of revenue for the three months ended March 31, 2025, was primarily attributable to a 1.0% decrease in restructuring expense and labor cost efficiencies as a percentage of revenue in connection with our Business Efficiency Program which was completed as of December 31, 2024 (other than our aim of selling our headquarters in Huntsville, which we expect to occur within the next 12 months) and a 0.3% decrease in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar, and a 0.3% decrease in expense as a percentage of revenue attributable to changes in customer and product mix.

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

Gross Profit

As a percentage of revenue, gross profit increased from 31.1% for the three months ended March 31, 2024, to 38.4% for the three months ended March 31, 2025. The increase for the three months ended March 31, 2025 was primarily attributable to a 6.2% decrease in restructuring expense and labor cost efficiencies as a percentage of revenue in connection with our Business Efficiency Program which was completed as of December 31, 2024 (other than our aim of selling our headquarters in Huntsville, which we expect to occur within the next 12 months), a 1.1% decrease in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar and a 14.6% increase in gross profit as a percentage of revenue attributable to changes in customer and product mix.

As a percentage of that segment's revenue, Network Solutions gross profit increased from 24.4% for the three months ended March 31, 2024, to 33.6% for the three months ended March 31, 2025. The increase for the three months ended March 31, 2025 was primarily attributable to a 7.5% decrease in restructuring expense and labor cost efficiencies as a percentage of revenue in connection with our Business Efficiency Program which was completed as of December 31, 2024 (other than our aim of selling our headquarters in Huntsville, which we expect to occur within the next 12 months), a 1.2% decrease in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar and a 17.9% increase in gross profit as a percentage of revenue attributable to changes in customer and product mix.

As a percentage of that segment's revenue, Services & Support gross profit increased from 58.1% for the three months ended March 31, 2024, to 59.7% for the three months ended March 31, 2025. The increase was primarily attributable to to a 1.0% decrease in restructuring expense and labor cost efficiencies as a percentage of revenue in connection with our Business Efficiency Program which was completed as of December 31, 2024 (other than our aim of selling our headquarters in Huntsville, which we expect to occur within the next 12 months) and a 0.7% decrease in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar, and a 3.3% increase in expense as a percentage of revenue attributable to changes in customer and product mix.

Selling, General and Administrative Expenses

As a percentage of revenue, selling, general and administrative expenses decreased from 26.1% for the three months ended March 31, 2024, to 20.3% for the three months ended March 31, 2025. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses decreased 14.7% from $59.0 million for the three months ended March 31, 2024, to $50.3 million for the three months ended March 31, 2025. Selling, general and administrative expenses include personnel costs for management, accounting, information technology, human resources, sales and marketing, as well as independent auditor, tax and other professional fees, contract services and legal and litigation related costs. The decrease in selling, general and administrative expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily attributable to the impact of the Company's Business Efficiency Program which was completed as of December 31, 2024 (other than our aim of selling our headquarters in Huntsville, which we expect to occur within the next 12 months) resulting in reduced employee-related costs of $6.7 million. Additionally, the decrease in selling, general and administrative expenses is attributable to a decrease of $2.2 million in the amortization of intangible assets related to the Business Combination with Adtran Networks. For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, changes in foreign currencies relative to the U.S dollar decreased our selling, general and administrative expenses by approximately $0.7 million.

Research and Development Expenses

As a percentage of revenue, research and development expenses decreased from 26.6% for the three months ended March 31, 2024, to 19.7% for the three months ended March 31, 2025. Research and development expenses as a percentage of revenue will generally fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

Research and development expenses decreased 18.9% from $60.2 million for the three months ended March 31, 2024, to $48.9 million for the three months ended March 31, 2025. The decrease in research and development expenses for the three months ended March 31, 2025, was primarily attributable to the impact of the Company's Business Efficiency Program which was completed as of December 31, 2024 (other than our aim of selling our headquarters in Huntsville, which we expect to occur within the next 12 months) resulting in reduced its employee-related costs of $8.5 million, reduced contract services of $0.7 million and reduced lease costs of $0.6 million. For the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, changes in foreign currencies relative to the U.S. dollar decreased our research and development expenses by approximately $0.4 million.

Adtran Networks has arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expenses incurred. For the three months ended March 31, 2025 and 2024, the Company recognized $2.2 million and 1.9 million as a reduction of research and development expense, respectively.

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

Goodwill Impairment

No goodwill impairment was recognized during the first quarter ended March 31, 2025. During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, cautious service provider spending due to economic uncertainty and continued customer focus on inventory adjustments, triggered a quantitative impairment assessment for our reporting units for goodwill and long-lived assets. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit. For additional information, see Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Interest and Dividend Income

Interest and dividend income decreased from $0.4 million for the three months ended March 31, 2024 to $0.1 million for the three months ended March 31, 2025. The decrease in interest and dividend income is primarily attributable to fluctuations in investment balances and an increase in the rate of return on those investments due to interest rate movements.

Interest Expense

Interest expense increased from $4.6 million for the three months ended March 31, 2024, to $4.8 million for the three months ended March 31, 2025. The increase in interest expense during the three months ended March 31, 2025, was primarily driven by higher interest costs incurred related to the sale of accounts receivable related to our receivables purchase agreement. See Note 2 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Net Investment (Loss) Gain

We recognized a net investment gain of $2.3 million for the three months ended March 31, 2024 and a net investment loss of $1.7 million for the three months ended March 31, 2025. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 5 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

Other Income, net

Other income, net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, decreased from income of $1.3 million for the three months ended March 31, 2024 to income of $0.9 million for the three months ended March 31, 2025.

Income Tax Benefit

The Company's effective tax rate changed from a benefit of 5.4% of pre-tax loss for the three months ended March 31, 2024, to a benefit of 4.2% of pre-tax loss for the three months ended March 31, 2025 The change in the effective tax rate for the three months ended March 31, 2025, was driven primarily by loss jurisdictions for which the recognition of tax benefits on pre-tax losses incurred during the first quarter of 2025 were limited due to valuation allowance.

Net Loss Attributable To ADTRAN HOLDINGS, INC.

As a result of the above factors, net loss attributable to ADTRAN Holdings, Inc. decreased from net loss of $330.8 million for the three months ended March 31, 2024, to a net loss of $11.3 million for the three months ended March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically financed our ongoing business with existing cash, investments and cash flow from operations; however, we have increasingly relied upon our credit arrangements to manage our working capital needs. We had a positive cash flow from operating activities of $43.2 million in the three months ended March 31, 2025. We have used, and expect to continue to use, existing cash, credit arrangements and cash generated from operations for working capital and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures.

As of March 31, 2025, our cash on hand was $101.3 million of which $83.0 million was held by our foreign subsidiaries. As of March 31, 2025 and the date of this filing the Company had access to $25.8 million on its Credit Facility for future borrowings based on debt covenant compliance metrics. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax. As of December 31, 2024, our cash on hand was $76.0 million, of which $52.6 million was held by our foreign subsidiaries.

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss applies to the net loss generated by Adtran Networks in 2024, and it will apply to any net loss generated by Adtran Networks in 2025.

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 2.27% as of March 31, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €338.5 million or approximately $366.1 million, based on an exchange rate as of March 31, 2025, and reflecting interest accrued through March 31, 2025, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The Company expects to receive a ruling on a procedural matter in the DPLTA appraisal proceedings during the latter half of 2025 or 2026, which ruling, depending on outcome, will likely be appealed and may take 6-12 months to be decided on appeal. The Company does not expect that a trial on the merits of the DPLTA appraisal proceedings will commence until the procedural matter has been resolved. The proceeding for the trial on the merits of the DPLTA will likely take a minimum of 12 months for a ruling and such ruling may likewise be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.9 million or $9.7 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024; therefore, the Annual Recurring Compensation was paid on July 3, 2024. With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for June 27, 2025, and therefore, the Annual Recurring Compensation will be due on July 2, 2025. During the three months ended March 31, 2025 and 2024, we accrued $2.4 million and $2.5 million, respectively, in Annual Recurring Compensation which is reflected as an increase to retained deficit.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended four times. As of the date of this filing the Company had access to $25.8 million on its Credit Facility for future borrowings based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (or 4.0x to 3.5x during a Springing Covenant Period), and a Consolidated Fixed Charge Coverage Ratio of 1.25x. See Note 10, Revolving Credit Agreements for additional information regarding the terms of the Wells Fargo Credit Agreement.

As of March 31, 2025, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company does not have sufficient liquidity to meet the substantial majority of its payment obligations under the DPLTA pertaining to Exit Compensation. For the three months ended March 31, 2025 and 2024, less than one thousand shares of Adtran Networks stock were tendered to the Company and Exit Compensation payments of approximately €12 thousand and €4 thousand, respectively, or approximately $13 thousand and $5 thousand based on the applicable exchange rates at the time of the transactions, were paid to Adtran Networks shareholders. In addition, between March 31, 2025 and the date of this report, 0.4 million shares of Adtran Networks stock were tendered to the Company and Exit Compensation payments of approximately €7.0 million, or $7.5 million, based on the applicable exchange rate at the time of the transaction, will be paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and we do not expect the final decision to be published within the next 12 months; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the fact that the Company expects to receive a procedural decision during 2025 or 2026 that will likely be appealed and, while the date of a decision by the court on the merits of the case is uncertain, it will likely take a minimum of 12 months for a ruling and thereafter, an expected appeal process will take a further 12-24 months to resolve; (iv) the current guaranteed Annual Recurring Compensation payment; and (v) the current trading value of Adtran Networks shares.

The Company experienced revenue declines in the year ended December 31, 2024. However, customers have started to replenish their inventories to meet increasing demand and we expect orders and billings to increase during the remainder of 2025. The Company continues to implement plans to preserve cash liquidity to maintain compliance with the Company’s covenants in case of further we are impacted by customer inventory reduction initiatives and uncertain macroeconomic conditions. Additionally, the Company suspended dividend payments and effectuated a Business Efficiency Program, which targeted the reduction of ongoing operating expenses and focused on enhancing capital efficiency. The Business Efficiency Program was completed as of December 31, 2024, other than the Company's aim of selling its headquarters. The Company has determined that it is probable that the sale of its headquarters in Huntsville will occur within the next twelve months after December 31, 2024. The Company expects to use the proceeds of the sale to repay indebtedness. The Company may need to further reduce capital expenditures and/or take other steps to preserve working capital in order to ensure that it can meet its needs and obligations and maintain compliance with its debt covenants.

In summary, the Company believes that its cash and cash equivalents, working capital management initiatives and availability to access cash under the Wells Fargo Credit Facility (described below), will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under the DPLTA, including anticipated levels of Exit Compensation and ability to continue to comply with our debt covenants under the Credit Facility for at least the next twelve months, from the issuance of these condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. See Note 10, Revolving Credit Agreements, for additional information regarding the terms of the Wells Fargo Credit agreement and Notes to Condensed Consolidated Financial Statements included in Part I, Item, 1 for additional information regarding the terms of the Wells Fargo Credit Agreement.

Wells Fargo Credit Facility

On July 18, 2022, ADTRAN, Inc., as the borrower ("U.S. Borrower"), and the Company entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Original Credit Agreement”), as amended by the First Amendment to the Credit Agreement, dated August 9, 2023, 2021 (“Amendment No. 1”), the Second Amendment to the Credit Agreement, dated January 16, 2024 (“Amendment No. 2”), the Third Amendment to the Credit Agreement, dated March 12, 2024 (“Amendment No. 3”), the Fourth Amendment to the Credit Amendment, dated June 4, 2024 (“Amendment No. 4”), and the Fifth Amendment to the Credit Agreement, dated May 6, 2025 (“Amendment No. 5” and, collectively with Amendment No. 1, Amendment No. 2, and Amendment No. 3, and Amendment No. 4, the “Credit Agreement Amendments”; and the Original Credit Agreement, as amended by the Credit Agreement Amendments, the “Amended Credit Agreement”). As of the date of this filing, the Amended Credit Agreement provided for a secured revolving credit facility of up to $350.0 million of borrowings, $50.0 million of which is solely available to Adtran Networks as borrower pursuant to the Subline (as defined and further described below).

As of March 31, 2025, the Company’s borrowings under the revolving line of credit were $190.1 million, of which approximately $141.0 million were borrowed by the U.S. Borrower and $49.1 million were borrowed under the Subline by Adtran Networks, who became a party to the Amended Credit Agreement in June 2024. As of the date of this filing, the Company’s borrowings under the revolving line of credit were $190.0 million, of which approximately $165.0 million were borrowed by the U.S. Borrower and $25.0 million were borrowed under the Subline by Adtran Networks. The credit facilities provided under the Amended Credit Agreement mature in July 2027, but the U.S. Borrower may request extensions subject to customary conditions. In addition, the U.S. Borrower may utilize up to $50.0 million of the $350.0 million total revolving facility for the issuance of letters of credit. As of March 31, 2025 and the date of this filing the Company was limited to additional borrowings of $25.8 million based on debt covenant compliance metrics. Any future credit extensions under the Amended Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the Exchange Offer consideration.

Moreover, the Amended Credit Agreement provides for a sublimit under the existing $350.0 million revolving commitments in an aggregate amount of $50.0 million (“Subline”), which Subline is available for borrowings by Adtran Networks. Prepayments of outstanding loans under the Subline that result in the remaining outstanding loans under the Subline being less than the German Commitment Reduction Threshold (as defined below) will result in a permanent partial reduction of the commitments in respect of the Subline. The German Commitment Reduction Threshold was initially $75.0 million, but was reduced to $25.0 million as of the date of this filing and may be lowered from time to time pursuant to the terms of the Amended Credit Agreement. The existing swing line sublimit and letter of credit sublimit under the Amended Credit Agreement remain available to the U.S. Borrower (and not to Adtran Networks). Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Amended Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

All U.S. borrowings under the Amended Credit Agreement bear interest at a rate tied to the Base Rate (as defined in the Amended Credit Agreement) or SOFR, at the Company’s option, and all E.U. borrowings bear interest at a rate tied to the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent), in each case plus applicable margins which vary based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Amended Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable. As of March 31, 2025, the weighted average interest rate on our revolving credit agreements was 8.55%.

The Company made certain representations and warranties to the lenders in the Amended Credit Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a “Springing Covenant Period,” as defined below) and a Consolidated Fixed Charge Coverage Ratio of 1.25x (as such ratios are defined in the Amended Credit Agreement). A “Springing Covenant Event” occurs when at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of August 9, 2023 have been tendered and purchased by the Company. Upon the occurrence of a Springing Covenant Event, the Company will enter a “Springing Covenant Period”, defined as the fiscal quarter in which a Springing Covenant Event occurs and the three (3) consecutive fiscal quarters thereafter. During a Springing Covenant Period, the Company’s leverage ratios are increased. In addition, the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. In connection with Amendment No. 5, the Company informed the Administrative Agent that the financial statements and the compliance certificates previously delivered by the Company with respect to the fiscal quarters ended June 30, 2024 and September 30, 2024 contained errors and the Consolidated Fixed Charge Coverage Ratio for each of those quarters, after giving effect to the correction of such errors, was less than 1.25 to 1.00. Upon the execution of Amendment No. 5, the Lenders waived the existing events of default with respect to the fiscal quarters ended June 30, 2024 and September 30, 2024. As of March 31, 2025, the Company was in compliance with all covenants.

The Amended Credit Agreement also contains customary events of default, such as misrepresentation and a default in the performance or observance of any covenant (subject to customary cure periods and materiality thresholds). Upon the occurrence and during the continuance of an event of default, the Administrative Agent is entitled to take various actions, including the acceleration of all amounts due under the Amended Credit Agreement.

All obligations under the Amended Credit Agreement (including under the Subline) are guaranteed by the U.S. Borrower and certain subsidiaries of the U.S. Borrower (“Full Facility Guarantors”). To secure such guarantees, the U.S. Borrower and the Full Facility Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets, and the U.S. Borrower has granted mortgages in favor of the Administrative Agent over certain owned real estate assets. Certain of Adtran Networks' subsidiaries (the “Subline Guarantors”) have also provided a guarantee solely of the obligations in respect of the Subline. Furthermore, to secure such guarantees, Adtran Networks and the Subline Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets. Upon repayment in full and termination of the Subline, the guarantees by the Subline Guarantors and the liens granted by Adtran Networks and the Subline Guarantors to secure obligations under the Subline will be released.

Operating Activities

Net cash provided by operating activities of $43.2 million during the three months ended March 31, 2025, improved by $5.3 million compared to net cash provided by operating activities of $37.9 million during the three months ended March 31, 2024. The increase was primarily due to the declining net loss for the three months ended March 31, 2025 and 2024, excluding the goodwill impairment charge of $297.4 million, as adjusted primarily for decreased deferred taxes partially offset by decreased net cash inflows from working capital. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable decreased 6.5% from $178.0 million as of December 31, 2024, to $166.5 million as of March 31, 2025. There was an allowance for credit losses of $1.2 million as of March 31, 2025, and $1.3 million as of December 31, 2024. The decrease in net accounts receivable was due primarily to a reduction in DSO. Quarterly accounts receivable DSO decreased from 67 days as of December 31, 2024, to 60 days as of March 31, 2025 and was primarily driven by customer and geographical mix of commercial terms.

Other receivables decreased 1.7% from $9.8 million as of December 31, 2024, to $9.6 million as of March 31, 2025. The decrease in other receivables was primarily attributable to a decrease in our receivables for sales of raw materials and contract assets partially offset by an increase in subscription service receivables and duty drawbacks.

Quarterly inventory turnover increased from 2.2 turns as of December 31, 2024, and 2.4 turns as of March 31, 2025. The increase in inventory turnover was primarily attributable to increased volume of sales activity due to a return of normalized customer spending and utilization of buffer stock. Inventory decreased 3.0% from $261.6 million as of December 31, 2024, to $253.6 million as of March 31, 2025. The decrease in inventory was primarily due to a reduction in component purchases due to improved lead time and utilization of buffer stock. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory for customer demand and improve working capital.

Accounts payable as of December 31, 2024 and March 31, 2025 remained flat at $171.8 million and $171.9 million, respectively. Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures, including intangibles totaled approximately $18.7 million and $14.7 million for the three months ended March 31, 2025 and 2024 respectively. These expenditures were primarily used to purchase computer hardware, internal use software, manufacturing and test equipment, and building improvements. The increase in capital expenditures for the three months ended March 31, 2025, is primarily attributable to increases in expenditures related to software and building renovation projects.

Our long-term investments decreased 6.5% from $32.1 million as of December 31, 2024, to $30.0 million as of March 31, 2025. Our investments include various marketable equity securities classified as long-term investments with a fair market value of $1.0 million and $1.1 million as of March 31, 2025, and December 31, 2024. Long-term investments as of March 31, 2025, and December 31, 2024, also included $29.0 million and $31.0 million, respectively, related to our deferred compensation plans. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

Stock Repurchase Program

There were no stock repurchases during the periods ended March 31, 2025, and 2024, and there currently is no authorized stock repurchase program.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 113 thousand and 36 thousand shares of common stock which resulted in proceeds of $0.8 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively.

Pension Plans

We maintain defined benefit pension plans covering employees in certain foreign countries. The net amounts recognized in the Condensed Consolidated Balance Sheets for the unfunded pension liability as of March 31, 2025 and December 31, 2024 were as follows:

		As of	As of
(In thousands)	Balance Sheet Location	March 31, 2025	December 31, 2024
Non-current pension asset	Other non-current assets	$540	$517
Current pension liability	Accrued wages and benefits	(317)	(303)
Non-current pension liability	Non-current pension liability	(8,886)	(8,983)
Total		$(8,663)	$(8,769)

For additional information, see Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Deferred Compensation Programs

We maintain two deferred compensation programs for certain executive management employees and our Board of Directors. The fair value of the assets held by the deferred compensation programs totaled $29.0 million and $31.0 million as of March 31, 2025, and December 31, 2024, respectively, and is included in long-term investments on the Condensed Consolidated Balance Sheets. The amounts payable to the deferred compensation program participants totaled $31.3 million and $33.2 million as of March 31, 2025, and December 31, 2024, respectively. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements

We have exposure to credit losses from off-balance sheet exposures, to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds, where we believe the risk of loss is immaterial to our financial statements as of March 31, 2025. Otherwise, we do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Note 16 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Cash Requirements

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of March 31, 2025, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied (but excluding payments that may be made pursuant to the DPLTA, which is discussed below). Other than operating lease obligations, the cash requirements table excludes interest payments.

(In thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Wells Fargo credit agreement(1)	$190,085	$—	$—	$190,085	$—	$—	$—
Purchase obligations(2)	203,898	190,777	12,121	875	125	—	—
Operating lease obligations(3)	42,325	7,157	8,004	7,070	5,769	3,300	11,025
Totals	$436,308	$197,934	$20,125	$198,030	$5,894	$3,300	$11,025

(1) See description below.

(2) We have purchase obligations related to open purchase orders to our contract manufacturers, ODMs, component suppliers, service partners and other vendors. The settlement of our purchase obligations will occur at various dates beginning in 2025 and going through 2028. See Note 16 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for more information.

(3) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Our operating leases had remaining lease terms ranging from 1 month to 164 months as of March 31, 2025.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into the Credit Agreement with the Administrative Agent and the other lenders named therein. The Credit Agreement was subsequently amended five times. As of March 31, 2025, the Company's borrowings under the revolving line of credit were $190.1 million, of which approximately $141.0 million were borrowed by ADTRAN, Inc. and $49.1 million were borrowed under the Subline by Adtran Networks. As of the date of this filing, the Company’s borrowings under the revolving line of credit were $190.0 million, of which approximately $165.0 million were borrowed by the U.S. Borrower and $25.0 million were borrowed under the Subline by Adtran Networks. The Credit Facility matures in July 2027; however, the Company may request extensions subject to customary conditions. See Note 10 and 18 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report and “Liquidity and Capital Resources - Wells Fargo Credit Facility” in Part I, Item 2 of this report for additional information.

Receivables Purchase Arrangements

On July 1, 2024, the Company entered into a Factoring Agreement with the Factor, which accelerates receivable collection and helps to better manage cash flow. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. Total accounts receivables factored as of the end of March 31, 2025, totaled $11.2 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. See Note 2 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

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

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss will apply to any net loss generated by Adtran Networks in 2025.

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 2.27% as of March 31, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €338.5 million or approximately $366.1 million, based on an exchange rate as of March 31, 2025, and reflecting interest accrued through March 31, 2025, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The Company expects to receive a ruling on a procedural matter in the DPLTA appraisal proceedings during the latter half of 2025 or 2026, which ruling, depending on outcome, will likely be appealed and may take 6-12 months to be decided on appeal. The Company does not expect that a trial on the merits of the DPLTA appraisal proceedings will commence until the procedural matter has been resolved. The proceeding for the trial on the merits of the DPLTA will likely take a minimum of 12 months for a ruling and such ruling may likewise be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.9 million or $9.7 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for June 27, 2025, and therefore, the Annual Recurring Compensation will be due on July 2, 2025. During the three months ended March 31, 2025 and 2024, we accrued $2.4 million and $2.5 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares. For the three months ended March 31, 2025 and 2024, less than one thousand shares, respectively, of Adtran Networks stock was tendered to the Company and Exit Compensation payments of approximately €12 thousand and €4 thousand, respectively, or approximately $13 thousand and $5 thousand based on an exchange rates at the time of the transactions, were paid to Adtran Networks shareholders.

We currently hold 34,856,611 no-par value bearer shares of Adtran Networks, representing 67.0% of Adtran Networks outstanding shares as of March 31, 2025.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which incorporated by reference to Exhibit 10.5 included in our Form 10-K.

Business Efficiency Program

On November 6, 2023, due to the uncertainty around the then current macroeconomic environment and its impact on customer spending levels, the Company’s management decided to implement a Business Efficiency Program targeting the reduction of ongoing operating expenses and focusing on capital efficiency. This included certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments and the sale of owned real estate (including the sale of our headquarters in Huntsville), inventory write downs from product discontinuances, and the suspension of the quarterly dividend. Other than the Company's aim of selling its headquarters, the Business Efficiency Program was completed as of December 31, 2024.

During the three months ended March 31, 2024, we recognized $17.1 million of costs related to the Business Efficiency Program. We did not incur any Business Efficiency Program costs during the three months ended March 31, 2025. Future cash payments include previously accrued severance and outplacement fees, as well as site consolidation costs that are anticipated to be approximately $3.1 million.

Other Cash Requirements

During the three months ended March 31, 2025, other than the Exit Compensation payments, Annual Recurring Compensation under the DPLTA, and receivables purchase arrangements there have been no other material changes in cash requirements from those discussed in the 2024 Form 10-K/A and our cash requirements table shown in Liquidity and Capital Resources above.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of March 31, 2025, and December 31, 2024, we had commitments related to these bonds totaling $15.2 million and $15.7 million, respectively, which expire at various dates through April 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Critical Accounting Policies and Estimates

Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. Several accounting policies, as described in Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, require material subjective or complex judgment and have a significant impact on our financial condition and results of operations, as applicable. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2024 Form 10-K/A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in foreign currency rates, prices of marketable equity and fixed-income securities. The primary objective of our investment activities is to preserve principal while at the same time achieving appropriate yields without significantly increasing risk. To achieve this objective, a majority of our marketable securities are investment grade money market instruments denominated in U.S. dollars.

We maintain depository investments with certain financial institutions. As of March 31, 2025, $97.4 million of our cash and cash equivalents, primarily foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

Interest Rate Risk

As of March 31, 2025, we held $6.0 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of March 31, 2025, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. As of March 31, 2025, the carrying amounts of our revolving credit agreements totaled $190.1 million where a change in interest rates would impact our interest expense. A hypothetical 50 basis point increase in interest rates as of March 31, 2025, assuming all other variables remain constant, would increase our interest expense by $1.0 million. The analyses cover our debt and investments. The analyses use actual or approximate maturities for the debt and investments. The discount rates used were based on the market interest rates in effect at March 31, 2025.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, operating expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with the euro and the British pound. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary's functional currency or certain other local currency. The majority of our global supply chain predominately makes payments in U.S. dollars and some of our operating expenses are paid in certain local currencies (approximately 46.9% of total operating expense for the quarter ended March 31, 2025). Therefore, our revenue, gross margins, operating expenses and operating loss are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating loss. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $3.3 million for the quarter ended March 31, 2025. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of March 31, 2025, due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $7.1 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $9.6 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary.

As of March 31, 2025, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities denominated in foreign currencies. As of March 31, 2025, we had 29 forward contracts outstanding with a fair value of $0.6 million. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our currency exposures may not always be effective to protect us against currency exchange rate fluctuations.

For further information about the fair value of our investments as of March 31, 2025, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2025.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2025, management determined that there were deficiencies in Adtran’s internal control over financial reporting that constituted material weaknesses that existed as of March 31, 2025. Such material weaknesses were as follows:

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

These material weaknesses contributed to the following additional material weaknesses:

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

The material weaknesses resulted in the restatements and revisions of immaterial adjustments to our consolidated financial statements for the years ended December 31, 2022, December 31, 2023 and December 31, 2024, as well as the condensed consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024. The material weaknesses also resulted in material adjustments that were corrected prior to the issuance of the condensed consolidated financial statements for the quarterly period ended March 31, 2025. Additionally, these material weaknesses could result in misstatements of Adtran’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s Remediation Efforts

To remediate the material weaknesses in Adtran’s internal control over financial reporting related to the risks of material misstatement, including financial statement preparation, presentation and disclosure of transactions and the non-controlling interest, Adtran has implemented a remediation plan that involved introducing new or enhanced controls over the review of Adtran's consolidated financial statements, global identification and reassessment of all key process and controls, increased training and awareness of control activities, and increased scrutiny on control performance and documentation standards. Adtran believes that the foregoing actions will support the improvement of the Company’s internal control over financial reporting, and, through its efforts to identify, design, and implement the necessary control activities, will be effective in remediating such material weaknesses.

To remediate the material weaknesses in Adtran’s internal control over financial reporting relating to accounting of non-routine, unusual or complex events and transactions for non-controlling interest and the receivable purchase and servicing agreement, Adtran has implemented a remediation plan that involved introducing new controls over the identification and review of contracts, transactions or arrangements that may result in a financial obligation including the use of an accounting third-party consultant as needed to ensure proper presentation of these items within its financial statements. These controls have been in place since the third quarter of 2024.

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

To remediate the material weakness relating to maintaining effective controls over an inventory suspense account, Adtran plans to implement a remediation plan that includes the re-design of Adtran’s reconciliation workflow for inventory and cost of goods sold accounts, enhanced ERP system configurations, customized reconciliation tools that provide exception-based reporting, training sessions for personnel on inventory and cost of good sold recognition principles, enhanced review and oversight through a formal review process within an automated reconciliation tool and enhanced review procedures.

We have implemented certain of the above-referenced controls and are in the process of testing their effectiveness, and we both plan to initiate and have begun to initiate certain other controls. We will continue to devote significant time and attention to these remediation efforts. As Adtran continues to evaluate and work to improve its internal control over financial reporting, management may decide to take additional measures to address the material weaknesses or determine to modify the remediation plans described above. Until the remediation steps set forth above, including the implementation of all necessary control activities that we identify, are fully completed, and there has been time for us to conclude through testing that the control activities are operating effectively, the material weaknesses described above will not be considered remediated.

Changes in Internal Control over Financial Reporting

There were no changes in Adtran’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented under the caption “DPLTA Appraisal Proceedings” in Note 16 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2024 Form 10-K/A. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2024 Form 10-K/A other than as described in the risk factors below.

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

These laws and regulations include, but are not limited to:

•
various regulations and regional standards established by communications authorities and import/export control authorities that govern the manufacture, sale and use of our products. Changes in domestic or international communications regulations, tariffs, changes in trade policies by the U.S. and other nations, application requirements, import/export controls or expansion of regulation to new areas, including access, communications or commerce over the internet, may affect customer demand for our products or slow the adoption of new technologies which may affect our revenue. Further, the cost of complying with the evolving standards and regulations, including the cost of product re-design if necessary, or the failure to obtain timely domestic or foreign regulatory approvals or certification such that we may not be able to sell our products where these standards or regulations apply, may adversely affect our revenue, results of operations, financial condition and cash flows.
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

Moreover, changes in the U.S. political landscape can significantly impact our business. The recent changes in the U.S. government administration has resulted in substantial modifications to laws and regulations, including, but not limited to, those related to trade policies, tariffs, export controls and technology transfers. New executive orders and legislative actions have altered and may in the future further alter the business environment in which we operate.

Changes in trade policy in the U.S. and other countries, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition.

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. During the first quarter of 2025 and into April 2025, the U.S. introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. These tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, and other foreign governments may impose further trade measures, including reciprocal tariffs, on certain U.S. goods in the future. Because not all products can be sourced in all countries, we expect to experience increased costs in our supply chain as a result of such tariffs, which may lead to reduced margins or increased prices. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S. or exported to other countries, tax policy related to international commerce, increased export control, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. Related costs and the uncertainty during transition periods could lead to changes in buying behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability.

In addition, the extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and reduced demand for our and our customers’ products and services. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital projects, or refinancing of debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities. Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. Additionally, the imposition of tariffs is dependent upon the classification of items under the Harmonized Tariff System (“HTS”) and the country of origin of the item. Determination of the HTS and the origin of the item is a technical matter that can be subjective in nature. Accordingly, although we believe our classifications of both HTS and origin are appropriate, there is no certainty that the U.S. government will agree with us. If the U.S. government does not agree with our determinations, we could be required to pay additional amounts, including potential penalties, and our profitability would be adversely impacted.

Finally, tariffs on our customers’ products may adversely affect our gross profit margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products. In addition, tariffs could make our products less attractive relative to products offered by competitors, which may not be subject to similar tariffs. Increases in tariffs on imported goods or the failure to resolve current international trade disputes could further decrease demand and have a material adverse effect on our business and operating results.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or a government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. Most recently, on May 16, 2025, Moody’s downgraded the U.S. long-term issuer and senior unsecured ratings to Aa1 from Aaa and changed its outlook to stable from negative in response to the increase in government debt and interest payment ratios to levels that are significantly higher than similarly rated sovereigns.

Moreover, on January 21, 2025, the U.S. Treasury began taking extraordinary measures to prevent a default on U.S. government debt, which measures are expected to continue until such time as the U.S. Congress increases the debt ceiling. However, the Congressional Budget Office estimated in March 2025 that if the debt limit remains unchanged, the government’s ability to borrow using extraordinary measures will likely be exhausted in August or September 2025.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Moreover, future government shutdowns, as well as adverse political and economic conditions, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, we did not repurchase any shares of our common stock. As of March 31, 2025, there is no current authorization to repurchase common stock.

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Not applicable

(c) Insider Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.2	Offer Letter, dated February 28, 2025, by and between ADTRAN Holdings, Inc. and Timothy Santo (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 7, 2025)

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Loss for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN Holdings, Inc. (Registrant)

Date: May 20, 2025	/s/ Timothy Santo
Timothy Santo
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)