Form 10-Q
period 2025-06-30
ADTRAN Holdings, Inc.
filed 2025-08-05
CIK 926282

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 80,052,167 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q

For the three and six months ended June 30, 2025

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this Quarterly Report on Form 10-Q, along with their meanings:

Acronym/Concept/
Defined Term	Meaning
AI	Artificial intelligence
DPLTA	Domination and Profit and Loss Transfer Agreement
DSO	Days Sales Outstanding
GDPR	General Data Protection Regulation
MSO	Multiple System Operator
ODM	Original Design Manufacturing
RNCI	Redeemable Non-Controlling Interest
SaaS	Software as a Service
SEC	Securities and Exchange Commission
Service Provider	Entity that provides voice, data or video services to consumers and businesses
SLA	Service Level Agreement
SMB	Small and Mid-Sized Business
SOFR	Secured Overnight Financing Rate
Systems Integrator	Person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together
U.S.	United States of America

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
•
We may face litigation and other risks as a result of our material weaknesses in our internal control over financial reporting and any resulting restatement of our previously issued financial statements.
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
•
If we are unable to successfully develop and maintain relationships with Systems Integrators, Service Providers and enterprise value added resellers, our revenue may be negatively affected.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$106,271	$76,021
Accounts receivable, less allowance for credit losses of $1,258 and $1,300 as of June 30, 2025 and December 31, 2024, respectively	164,768	178,030
Other receivables	8,354	9,775
Inventory, net	240,081	261,557
Income tax receivable	8,136	5,461
Prepaid expenses and other current assets	67,717	56,395
Assets held for sale	11,901	11,901
Total Current Assets	607,228	599,140
Property, plant and equipment, net	111,936	106,454
Goodwill	60,194	52,918
Intangible assets, net	310,169	284,893
Deferred tax assets	17,826	17,826
Other non-current assets	75,826	78,128
Long-term investments	33,116	32,060
Total Assets	$1,216,295	$1,171,419
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$178,287	$171,825
Unearned revenue	62,695	52,701
Accrued expenses and other liabilities	38,127	34,158
Accrued wages and benefits	29,532	32,853
Income tax payable	1,019	1,936
Total Current Liabilities	309,660	293,473
Non-current revolving credit agreement	190,180	189,576
Deferred tax liabilities	32,866	30,372
Non-current unearned revenue	24,429	22,065
Non-current pension liability	9,686	8,983
Deferred compensation liability	34,390	33,203
Non-current lease obligations	27,783	25,925
Other non-current liabilities	15,599	17,928
Total Liabilities	644,593	621,525
Commitments and contingencies (see Note 16)
Redeemable Non-Controlling Interest	402,089	422,943
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 80,041 shares issued and 79,779 outstanding as of June 30, 2025 and 79,483 shares issued and 79,218 outstanding as of December 31, 2024	800	795
Additional paid-in capital	814,749	808,913
Accumulated other comprehensive income	78,355	11,254
Retained deficit	(719,183)	(688,813)
Less treasury stock at cost: 262 and 266 shares as of June 30, 2025 and December 31, 2024, respectively	(5,108)	(5,198)
Total Equity	169,613	126,951
Total Liabilities and Equity	$1,216,295	$1,171,419

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025		2024 (Restated)	2025		2024 (Restated)
Revenue
Network Solutions	$219,498		$179,194	$421,715		$360,467
Services & Support	45,570		46,797	91,097		91,697
Total Revenue	265,068		225,991	512,812		452,164
Cost of Revenue
Network Solutions	147,321		124,773	281,562		253,039
Network Solutions - charges and inventory write-down	—		143	—		8,925
Services & Support	18,823		19,816	37,150		38,626
Total Cost of Revenue	166,144		144,732	318,712		300,590
Gross Profit	98,924		81,259	194,100		151,574
Selling, general and administrative expenses	60,347		59,364	110,632		118,355
Research and development expenses	51,895		60,352	100,754		120,567
Goodwill impairment	—		—	—		297,353
Operating Loss	(13,318)		(38,457)	(17,286)		(384,701)
Interest and dividend income	201		366	327		763
Interest expense	(4,564)		(6,906)	(9,325)		(11,504)
Net investment gain	3,075		872	1,389		3,125
Other (expense) income, net	(2,636)		(901)	(1,692)		409
Loss Before Income Taxes	(17,242)		(45,026)	(26,587)		(391,908)
Income tax (expense) benefit	(1,016)		(2,136)	(619)		16,511
Net Loss	$(18,258)		$(47,162)	$(27,206)		$(375,397)
Less: Net Income attributable to non-controlling interest(1)	2,273		2,505	4,592		5,035
Net Loss attributable to ADTRAN Holdings, Inc.	$(20,531)		$(49,667)	$(31,798)		$(380,432)

Weighted average shares outstanding – basic	79,748		78,852	79,642		78,803
Weighted average shares outstanding – diluted	79,748		78,852	79,642		78,803

Loss per common share attributable to ADTRAN Holdings, Inc. – basic	$(0.24)	(2)	$(0.63)	$(0.38)	(2)	$(4.83)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted	$(0.24)	(2)	$(0.63)	$(0.38)	(2)	$(4.83)

(1) For the three and six months ended June 30, 2025 we accrued $2.4 million and $4.8 million, respectively, net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA. For the three and six months ended June 30, 2024, we accrued $2.5 million and $5.0 million, respectively, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA.

(2) Loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted - reflects a $1.5 million effect of redemption of RNCI for the three and six months ended June 30, 2025. See Note 14 for additional information.

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024 (Restated)	2025	2024 (Restated)
Net Loss	$(18,258)	$(47,162)	$(27,206)	$(375,397)
Other Comprehensive Income (Loss), net of tax
Defined benefit plan adjustments	268	(7)	399	(67)
Foreign currency translation gain (loss)	46,455	(1,442)	66,702	(19,215)
Other Comprehensive Income (Loss), net of tax	46,723	(1,449)	67,101	(19,282)
Comprehensive Income (Loss), net of tax	28,465	(48,611)	39,895	(394,679)
Less: Comprehensive Income attributable to non-controlling interest	2,273	2,504	4,592	5,035
Comprehensive Income (Loss) attributable to ADTRAN Holdings, Inc., net of tax	$26,192	$(51,115)	$35,303	$(399,714)

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2024	79,483	$795	$808,913	$(688,813)	$(5,198)	$11,254	$126,951
Net loss	—	—	—	(8,948)	—	—	(8,948)
Annual recurring compensation earned	—	—	—	(2,319)	—	—	(2,319)
Other comprehensive income, net of tax	—	—	—	—	—	20,378	20,378
Deferred compensation adjustments, net of tax	—	—	(52)	—	90	—	38
ADTRAN RSUs and restricted stock vested	373	4	—	(1,174)	—	—	(1,170)
ADTRAN stock options exercised	113	1	—	755	—	—	756
ADTRAN stock-based compensation expense	—	—	2,062	—	—	—	2,062
Redemption of redeemable non-controlling interest	—	—	—	(3)	—	—	(3)
Adtran Networks Stock-based compensation expense	—	—	1,148	—	—	—	1,148
Balance as of March 31, 2025	79,969	$800	$812,071	$(700,502)	$(5,108)	$31,632	$138,893
Net loss	—	—	—	(18,258)	—	—	(18,258)
Annual recurring compensation earned	—	—	—	(2,273)	—	—	(2,273)
Other comprehensive income, net of tax	—	—	—	—	—	46,723	46,723
ADTRAN RSUs and restricted stock vested	12	—	—	(54)	—	—	(54)
ADTRAN stock options exercised	60	—	—	410	—	—	410
ADTRAN stock-based compensation expense	—	—	2,678	—	—	—	2,678
Redemption of redeemable non-controlling interest	—	—	—	1,494	—	—	1,494
Balance as of June 30, 2025	80,041	$800	$814,749	$(719,183)	$(5,108)	$78,355	$169,613

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2023	78,970	$790	$794,468	$(231,706)	$(5,825)	$47,530	$605,257
Net loss	—	—	—	(328,235)	—	—	(328,235)
Annual recurring compensation earned	—	—	—	(2,531)	—	—	(2,531)
Other comprehensive loss, net of tax	—	—	—	—	—	(17,833)	(17,833)
Deferred compensation adjustments, net of tax	—	—	(368)	3	627	—	262
ADTRAN RSUs and restricted stock vested	110	1	—	(243)	—	—	(242)
ADTRAN stock options exercised	36	—	—	219	—	—	219
ADTRAN stock-based compensation expense	—	—	3,957	—	—	—	3,957
Redemption of redeemable non-controlling interest	—	—	—	1	—	—	1
Adtran Networks stock-based compensation expense	—	—	(6)	—	—	—	(6)
Balance as of March 31, 2024	79,116	$791	$798,051	$(562,492)	$(5,198)	$29,697	$260,849
Net loss				(47,162)	—	—	(47,162)
Annual recurring compensation earned	—	—	—	(2,504)	—	—	(2,504)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,382)	(1,382)
Deferred compensation adjustments, net of tax	—	—	—	(3)	—	—	(3)
ADTRAN RSUs and restricted stock vested	5	—	—	(16)	—	—	(16)
ADTRAN stock-based compensation expense	—	—	3,836	—	—	—	3,836
Redemption of redeemable non-controlling interest	—	—	—	4	—	—	4
Adtran Networks stock-based compensation expense	—	—	—	6	—	—	6
Balance as of June 30, 2024 (Restated)	79,121	$791	$801,887	$(612,167)	$(5,198)	$28,315	$213,628

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	June 30,
	2025	2024 (Restated)
Cash flows from operating activities:
Net loss	$(27,206)	$(375,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,990	44,843
Goodwill impairment	—	297,353
Amortization of debt issuance cost	639	1,013
Gain on investments, net	(1,506)	(2,867)
Net loss on disposal of property, plant and equipment	24	185
Stock-based compensation expense	5,888	7,787
Deferred income taxes	1,189	(13,684)
Other, net	—	(126)
Inventory write down - business efficiency program	—	4,135
Inventory reserves	9,176	3,722
Changes in operating assets and liabilities:
Accounts receivable, net	25,754	23,415
Other receivables	1,416	6,279
Income taxes receivable	(2,349)	(918)
Inventory	29,594	64,407
Prepaid expenses, other current assets and other assets	6,095	(18,139)
Accounts payable	(6,242)	(3,966)
Accrued expenses and other liabilities	(11,305)	22,645
Income taxes payable	(816)	(2,878)
Net cash provided by operating activities	75,341	57,809

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,084)	(24,971)
Purchases of intangibles - developed technology	(20,444)	(5,725)
Proceeds from sales and maturities of available-for-sale investments	727	956
Purchases of available-for-sale investments	(243)	(121)
Payments for beneficial interest in securitized accounts receivable	(49)	—
Net cash used in investing activities	(32,093)	(29,861)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(1,223)	(189)
Proceeds from stock option exercises	1,163	219
Proceeds from receivables purchase agreement	—	68,556
Repayments on receivables purchase agreement	—	(66,399)
Proceeds from draw on revolving credit agreements	24,000	—
Repayment of revolving credit agreements	(24,000)	(5,000)
Payment for redemption of redeemable non-controlling interest	(19,363)	(25)
Payment of debt issuance cost	(64)	(1,994)
Net cash used in financing activities	(19,487)	(4,832)

Net increase in cash and cash equivalents	23,761	23,116
Effect of exchange rate changes	6,489	902
Cash and cash equivalents, beginning of period	76,021	87,167
Cash and cash equivalents, end of period	$106,271	$111,185

Supplemental disclosure of cash financing activities:
Cash paid for interest	$8,049	$6,554
Cash paid for income taxes, net of refunds	$4,155	$7,433
Cash used in operating activities related to operating leases	$5,236	$4,780
Supplemental disclosure of non-cash investing activities:
Redemption of redeemable non-controlling interest	$1,491	$—
Right-of-use assets obtained in exchange for lease obligations	$3,538	$1,999
Purchases of property, plant and equipment included in accounts payable	$1,450	$1,059

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENERAL

ADTRAN Holdings, Inc. (“ADTRAN” or the “Company”) is a leading global provider of networking and communications platforms, software, systems and services focused on the broadband access market, serving a diverse domestic and international customer base in multiple countries that includes large, medium and small Service Providers, alternative Service Providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises, including Fortune 500 companies with sophisticated business continuity applications, and federal, state and local government agencies. Our innovative solutions and services enable voice, data, video and internet-communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors in order to gain market share. To service our customers and grow revenue, we are continually conducting research and developing new products addressing customer needs and testing those products for the specific requirements of the particular customers. We offer a broad portfolio of flexible software and hardware network solutions and services that enable Service Providers to meet today’s service demands, while enabling them to transition to the fully converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our global headquarters in Huntsville, Alabama, and our European headquarters in Munich, Germany, we have sales and research and development facilities in strategic global locations.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 2.27% as of June 30, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €326.8 million or $385.2 million, based on an exchange rate as of June 30, 2025, and reflecting interest accrued through June 30, 2025 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The court has decided a procedural matter in the DPLTA appraisal proceedings; the parties may or may not choose to appeal such decision, if able, and the proceeding for the trial on the merits of the DPLTA will continue. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.5 million (or $10.0 million based on the exchange rate as of June 30, 2025) per year assuming none of the minority Adtran Networks shareholders as of June 30, 2025 were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 27, 2025 and, therefore, the Annual Recurring Compensation was paid on July 1, 2025. During the three months ended June 30, 2025 and 2024, we accrued $2.4 million and $2.5 million, respectively, in Annual Recurring Compensation. During the six months ended June 30, 2025 and 2024, we accrued $4.8 million and $5.0 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended five times. The Company had access to $156.5 million on its Credit Facility for future borrowings; however, as of June 30, 2025, the Company was limited to additional borrowings of $66.8 million based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a Springing Covenant Period) and a Consolidated Fixed Charge Coverage Ratio of 1.25x. See Note 10, Credit Agreements for additional information regarding the terms of the Wells Fargo Credit Agreement.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares.

As of June 30, 2025, and as of the date of issuance of these financial statements, the Company does not have sufficient liquidity to meet the substantial majority of its payment obligations under the DPLTA pertaining to Exit Compensation. For the three and six months ended June 30, 2025, approximately 0.9 million shares, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million or $19.4 million based on the applicable exchange rates at the time of the transactions being paid to Adtran Networks shareholders. For the three and six months ended June 30, 2024, approximately one thousand shares of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €19 thousand and €23 thousand, respectively, or $20 thousand and $25 thousand, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and we do not expect the final decision to be published within the next 12 months; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the fact the date of a decision by the court on the merits of the case is uncertain, it will most likely take a minimum of 12 months for a ruling and, thereafter, an expected appeal process will take a further 12-24 months to resolve; (iv) the current guaranteed Annual Recurring Compensation payment; and (v) the current trading value of Adtran Networks shares.

The Company experienced revenue declines in the year ended December 31, 2024. However, customers have started to replenish their inventories to meet increasing demand. Revenue began to increase in the first half of 2025 and management expects orders and billings to continue to increase during the remainder of 2025. The Company continues to implement plans to preserve cash liquidity to maintain compliance with the Company’s covenants in case of further impacts related to customer inventory reduction initiatives and uncertain macroeconomic conditions. Additionally, the Company suspended dividend payments and effectuated a business efficiency program (the "Business Efficiency Program"), which targeted the reduction of ongoing operating expenses and focused on enhancing capital efficiency. The Business Efficiency Program was completed as of December 31, 2024. The Company has determined that it is probable that the sale of its headquarters in Huntsville will occur within the next twelve months after December 31, 2024. The Company may need to further reduce capital expenditures and/or take other steps to preserve working capital in order to ensure that it can meet its needs and obligations and maintain compliance with its debt covenants.

In summary, the Company believes that its cash and cash equivalents, investments, working capital management initiatives and availability to access cash under the Wells Fargo credit facility will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under the DPLTA, including anticipated levels of Exit Compensation and to support our ability to continue to comply with our debt covenants under the Credit Facility and continue as a going concern, for at least the next twelve months, from the issuance of these financial statements. See Note 10, Credit Agreements, for additional information regarding the terms of the Amendments of the Wells Fargo Credit agreement.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2025, there were no significant changes to our critical accounting policies as described in the financial statements contained in the 2024 Form 10-K/A.

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

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ADTRAN Holdings, Inc. Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 20, 2025 ("2024 Form 10-K/A").

Restatement of Previously Issued Financial Statements

As discussed in the financial statements as of and for the year ended December 31, 2024 included in our 2024 Form 10-K/A, we identified errors in our previously issued financial statements related to the historical accounting for certain inventory and cost of goods sold transactions (“Adjustment”). The affected periods included the annual periods ended December 31, 2023 and 2024 and the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024.

In connection with the identification of the Adjustment, the Audit Committee oversaw an internal investigation into the circumstances surrounding the Adjustment and its impact on the Company’s historical financial statements. Based on the findings of the internal investigation, it was determined that the underlying errors giving rise to the Adjustment were not properly addressed in the Company’s previously filed financial statements as of and for the years ended December 31, 2024 and 2023 and were not communicated to the Audit Committee or the independent auditors prior to the filing of the initial 2024 Annual Report on Form 10-K. As described in Part I, Item 4 of this report, the Company is taking certain remedial actions to address the material weaknesses in its internal controls associated with these findings. On August 4, 2025, we received a letter from the Atlanta regional office of the SEC in connection with a non-public, fact-finding inquiry, requesting that we voluntarily provide information regarding the internal investigation, which we will respond to accordingly.

The identified errors referenced above impacted the Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024, among other periods as previously disclosed. Below is a summary description of the significant errors in the Company's Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024:

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

ADJ 2 - For the periods beginning with the quarter ended March 31, 2023 through the quarter ended June 30, 2024, the Company remeasured the RNCI each quarter-end at the current exchange rate of euros to U.S. Dollar. The Company treated the RNCI as a monetary mezzanine equity instrument but should have treated it as a non-monetary mezzanine equity instrument not subject to remeasurement.

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

We assessed the materiality of the errors on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC Topic 250, Accounting Changes and Error Corrections. Based on this assessment, we concluded that the errors, in the aggregate, are material to the June 30, 2024 financial statements and therefore, we have restated those financial statements herein. Furthermore, we made adjustments to correct for other previously identified immaterial errors. The Company has also restated impacted amounts within the accompanying footnotes to the Condensed Consolidated Financial Statements. See Note 18 for further information about the restatement.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of ongoing inflationary pressures, continued elevated interest rates, currency fluctuations and political tensions as of June 30, 2025, and through the date of this report. These conditions could result in further impacts to the Company's consolidated financial statements in future reporting periods. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on our disclosures.

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

The following tables disaggregate revenue by reportable segment and revenue category:

	Three Months Ended
	June 30, 2025			June 30, 2024
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Subscriber Solutions	$75,537	$8,221	$83,758	$73,615	$8,782	$82,397
Access & Aggregation Solutions	77,353	13,859	91,212	54,112	15,795	69,907
Optical Networking Solutions	66,608	23,490	90,098	51,467	22,220	73,687
Total	$219,498	$45,570	$265,068	$179,194	$46,797	$225,991

	Six Months Ended
	June 30, 2025			June 30, 2024
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Subscriber Solutions	$147,285	$16,884	$164,169	$133,984	$18,181	$152,165
Access & Aggregation Solutions	153,200	27,148	$180,348	121,889	29,330	$151,219
Optical Networking Solutions	121,230	47,065	$168,295	104,594	44,186	$148,780
Total	$421,715	$91,097	$512,812	$360,467	$91,697	$452,164

The aggregate amount of transaction price allocated to remaining performance obligations that have not been satisfied as of June 30, 2025 and December 31, 2024 related to contractual maintenance agreements, contractual SaaS and subscription services, and hardware contracts that exceed one year in duration amounted to $264.9 million and $325.7 million, respectively. As of June 30, 2025, approximately 62.8% is expected to be recognized over the next 12 months and the remainder recognized thereafter. The majority of the Company's remaining performance obligations as of June 30, 2025, are related to contracts or orders that have an original expected duration of one year or less and are excluded from the transaction price related to these future obligations. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered or services to our customers, excluding maintenance services, which are satisfied over time.

The following table provides information about accounts receivable, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	June 30, 2025	December 31, 2024
Accounts receivable, net	$164,768	$178,030
Contract assets(1)	$510	$631
Unearned revenue	$62,695	$52,701
Non-current unearned revenue	$24,429	$22,065

(1) Included in other receivables on the Condensed Consolidated Balance Sheets.

Accounts Receivable

The allowance for credit losses was $1.3 million as of June 30, 2025, and December 31, 2024, related to accounts receivable.

Receivables Purchase Agreement

On July 1, 2024, the Company entered into a receivables purchase agreement (the “Factoring Agreement”) with a third-party financial institution (the “Factor”), which accelerates receivable collection and helps to better manage cash flow. Total accounts receivables factored as of the end of June 30, 2025, totaled $18.4 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The balance in the reserve account is included in other assets on the Condensed Consolidated Balance Sheets. The cost of the Factoring Agreement is included in interest expense in the Condensed Consolidated Statements of Loss and totaled $0.3 million and $0.6 million for the three months and six months ended June 30, 2025, respectively.

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

Contract Assets

No allowance for credit losses was recorded for the three and six months ended June 30, 2025 and 2024, respectively, related to contract assets.

Unearned Revenue

Of the outstanding unearned revenue balances as of December 31, 2024, $12.8 million and $34.7 million were recognized as revenue during the three and six months ended June 30, 2025, respectively. Of the $65.1 million of outstanding unearned revenue balances as of December 31, 2023, $13.7 million and $33.1 million were recognized as revenue during the three and six months ended June 30, 2024, respectively.

3. INCOME TAXES

The Company’s effective tax rate changed from an expense of 4.7% of pre-tax loss for the three months ended June 30, 2024, to an expense of 5.9% of pre-tax loss for the three months ended June 30, 2025, and changed from a benefit of 4.2% of pre-tax loss for the six months ended June 30, 2024, to an expense of 2.3% of pre-tax loss for the six months ended June 30, 2025. The changes in the effective tax rate for the three and six months ended June 30, 2025, were driven primarily by loss jurisdictions for which the recognition of tax benefits on pre-tax losses incurred during the three and six months ended June 30, 2025 were limited due to a valuation allowance.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of June 30, 2025, the Company had net deferred tax assets totaling $100.7 million, and a valuation allowance totaling $115.7 million against those deferred tax assets. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results, as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance, or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

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

As of June 30, 2025, 4.1 million shares were available for issuance pursuant to awards that may be made in the future under shareholder-approved equity plans.

For the three months ended June 30, 2025 and 2024, stock-based compensation expense was $2.7 million and $3.8 million, respectively, and for the six months ended June 30, 2025 and 2024, stock-based compensation expense was $5.9 million and $7.8 million, respectively.

PSUs, RSUs and Restricted Stock - ADTRAN Holdings, Inc.

The following table summarizes the changes of the PSUs, RSUs and restricted stock outstanding during the six months ended June 30, 2025:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2024	2,335	$13.22
PSUs, RSUs and restricted stock granted	1,278	$10.35
PSUs, RSUs and restricted stock vested	(509)	$11.59
PSUs, RSUs and restricted stock forfeited	(148)	$11.06
Unvested PSUs, RSUs and restricted stock outstanding, June 30, 2025	2,956	$11.44

The fair value of PSUs with performance conditions, RSUs and restricted stock is equal to the closing price of the Company's stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of June 30, 2025, total unrecognized compensation expense related to the non-vested portion of market-based PSUs, RSUs and restricted stock was approximately $17.8 million, which will be recognized over the remaining weighted-average period of 2.7 years. As of June 30, 2025, there was $9.9 million of unrecognized compensation expense related to unvested performance-based PSUs (not-considered probable), which will be recognized over the remaining requisite service period of 0.5 years if achievement of the performance obligation becomes probable. Unrecognized compensation expense will be adjusted for actual forfeitures.

Stock Options - ADTRAN Holdings, Inc.

The following table summarizes the changes of the stock options outstanding that occurred during the six months ended June 30, 2025:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2024	2,944	$9.86	5.0	$3,762
Stock options exercised	(172)	$6.76
Stock options forfeited	(98)	$9.62
Stock options expired	(17)	$14.12
Stock options outstanding, June 30, 2025	2,657	$10.04	4.6	$4,200
Stock options exercisable, June 30, 2025	1,750	$9.82	3.5	$2,141

As of June 30, 2025, there was $1.3 million of unrecognized compensation expense related to stock options which will be recognized over the remaining weighted-average period of 0.6 years.

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

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2025. The amount of aggregate intrinsic value was $4.2 million as of June 30, 2025, which will change based on the fair market value of the Company's stock. The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2025, and 2024 was $0.5 million and $34 thousand, respectively. During the three and six months ended June 30, 2025 and 2024, 0.5 million and 0.1 million stock options vested, respectively.

5. LONG TERM INVESTMENTS

The Company has cash equivalents and investments which are held at fair value as follows:

		Fair Value Measurements as of June 30, 2025 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds (1)	$238	$238	$—	$—
Marketable equity securities
Marketable equity securities	1,072	1,072	—	—
Deferred compensation plan assets	32,044	32,044	—	—
Total	$33,354	$33,354	$—	$—

		Fair Value Measurements as of December 31, 2024 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds (1)	$5,538	$5,538	$—	$—
Marketable equity securities
Marketable equity securities	1,068	1,068	—	—
Deferred compensation plan assets	30,991	30,991	—	—
Total	$37,597	$37,597	$—	$—

(1)
The money market fund balances of $0.2 million and $5.5 million as of June 30, 2025 and December 31, 2024, respectively, are included in cash and cash equivalents on the balance sheet.

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

21

6. INVENTORY, NET

Inventory consisted of the following:

	As of	As of
(In thousands)	June 30, 2025	December 31, 2024
Raw materials	$85,043	$106,384
Work in process	11,530	9,724
Finished goods	143,508	145,449
Total inventory, net	$240,081	$261,557

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which considers historical usage, known trends, inventory age and market conditions.

During the twelve months ended December 31, 2024, the Company recorded an inventory write-down of $8.6 million, as a result of a strategy shift which included discontinuance of certain product lines in connection with the Business Efficiency Program of which $4.1 million relates to inventory write-downs and $4.5 million relates to other charges, all of which are included in cost of revenue in the Condensed Consolidated Statements of Loss.

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	June 30, 2025	December 31, 2024
Engineering and other equipment	$197,351	$184,694
Building	52,529	50,871
Computer hardware and software	121,704	113,241
Building and land improvements	43,557	39,979
Furniture and fixtures	21,468	20,994
Land	3,075	2,989
Total property, plant and equipment	439,684	412,768
Less: accumulated depreciation and amortization	(327,748)	(306,314)
Total property, plant and equipment, net	$111,936	$106,454

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value.

Depreciation and amortization expense was $7.6 million and $7.0 million for the three months ended June 30, 2025 and 2024, respectively, and $14.5 million and $14.1 million for the six months ended June 30, 2025 and 2024, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

Assets Held For Sale

On December 31, 2024, the Company determined it met the held for sale criteria pursuant to ASC 360, "Impairment and Disposal of Long-Live Assets" on the Company's property located at the North and South Towers in its Huntsville, Alabama campus and ceased recording depreciation on the assets. The Company expects to dispose of the property within the next twelve months.

The Company records assets held for sale at the lower of their carrying value or fair value. The total carrying value of assets held for sale was $11.9 million as of June 30, 2025 and December 31, 2024, respectively, and is separately recorded on the balance sheet.

8. GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2025, are as follows:

(In thousands)	Services & Support
As of December 31, 2024	$52,918
Foreign currency translation adjustments	7,276
As of June 30, 2025	$60,194

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

During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment of our reporting units. The Company determined the fair value of each reporting unit using a combination of an income approach and a market-based peer group analysis. The significant inputs and assumptions used in the determination of the fair value of our reporting units, based on future cash flows for the reporting units, requires significant judgment and the use of estimates and assumptions related to cash flow projections, discount rate, peer group determination and market multiple selection. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the first quarter of 2024.

No impairment of goodwill was recognized during the three and six months ended June 30, 2025 and the three months ended June 30, 2024. As of June 30, 2025, accumulated goodwill impairment losses totaled $335.3 million.

9. INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2025, and December 31, 2024, consisted of the following:

		As of June 30, 2025			As of December 31, 2024
(In thousands excluding years)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	11.0	$56,396	$(22,927)	$33,469	$51,165	$(18,778)	$32,387
Backlog	1.7	61,298	(61,163)	135	53,839	(52,258)	1,581
Developed technology	7.8	413,360	(139,457)	273,903	346,923	(99,588)	247,335
Licensed technology	9.0	5,900	(4,780)	1,120	5,900	(4,452)	1,448
Licensed agreements	8.5	560	(427)	133	560	(407)	153
Trade names	2.8	31,710	(30,301)	1,409	27,851	(25,862)	1,989
Total		$569,224	$(259,055)	$310,169	$486,238	$(201,345)	$284,893

No impairment losses related to intangible assets were recorded during the three and six months ended June 30, 2025 and 2024.

Amortization expense was $15.7 million and $15.3 million in the three months ended June 30, 2025 and 2024, respectively, and $30.6 million and $30.4 million in the six months ended June 30, 2025 and 2024, respectively and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

Estimated future amortization expense of intangible assets is as follows:

As of
(In thousands)	June 30, 2025
2025	$32,368
2026	64,772
2027	59,150
2028	49,561
2029	46,025
Thereafter	58,293
Total	$310,169

10. CREDIT AGREEMENTS

The carrying amounts of the Company's non-current revolving credit facility in its Condensed Consolidated Balance Sheets were as follows:

	As of	As of
(In thousands)	June 30, 2025	December 31, 2024
Wells Fargo credit agreement	$190,180	$189,576
Total non-current revolving credit facility	$190,180	$189,576

On July 18, 2022, ADTRAN, Inc., as the borrower ("U.S. Borrower"), and the Company entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Original Credit Agreement”), as amended by the First Amendment to the Credit Agreement, dated August 9, 2023 (“Amendment No. 1”), the Second Amendment to the Credit Agreement, dated January 16, 2024 (“Amendment No. 2”), the Third Amendment to the Credit Agreement, dated March 12, 2024 (“Amendment No. 3”), the Fourth Amendment to the Credit Amendment, dated June 4, 2024 ("Amendment No. 4"), and the Fifth Amendment to the Credit Agreement, dated May 6, 2025 (“Amendment No. 5” and, collectively with Amendment No. 1, Amendment No. 2, Amendment No. 3, and Amendment No. 4, the “Credit Agreement Amendments”; and the Original Credit Agreement, as amended by the Credit Agreement Amendments, the “Amended Credit Agreement”). Amendment No. 5, together with a substantially concurrent prepayment by Adtran Networks of outstanding revolving loans under the German Borrower Sublimit (as defined in the Amended Credit Agreement, which term includes Amendment No. 5 for the purposes of this note) in the amount of $24.0 million, among other things, resulted in (i) a permanent partial reduction in the total commitments under the Amended Credit Agreement from $374.0 million to $350.0 million, (ii) a reduction of the German Borrower Sublimit from $74.0 million to $50.0 million, and (iii) a reduction of the German Commitment Reduction Threshold (as defined in the Amended Credit Agreement) to $25.0 million. The lenders also waived certain events of default related to among others, inaccuracies in the financial statements that were previously delivered to the lenders by the Company with respect to the fiscal quarters ended June 30, 2024 and September 30, 2024, and breaches of the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) financial covenant for the fiscal quarters ended June 30, 2024 and September 30, 2024. As of June 30, 2025, the Amended Credit Agreement provided for a secured revolving credit facility of up to $350.0 million of borrowings, $50.0 million of which is solely available to Adtran Networks as borrower pursuant to the Subline (as defined and further described below).

As of June 30, 2025, the Company’s borrowings under the revolving line of credit were $190.2 million, of which approximately $165.0 million were borrowed by the U.S. Borrower and $25.2 million were borrowed under the Subline by Adtran Networks, who became a party to the Amended Credit Agreement in June 2024. The credit facilities provided under the Amended Credit Agreement mature in July 2027, but the U.S. Borrower may request extensions subject to customary conditions. In addition, the U.S. Borrower may utilize up to $50.0 million of the $350.0 million total revolving facility for the issuance of letters of credit. As of June 30, 2025, the U.S. Borrower had a total of $3.3 million in letters of credit under the Amended Credit Agreement, leaving a net amount (after giving effect to the $190.2 million of outstanding borrowings described above) of $156.5 million available for future borrowings; however, as of June 30, 2025, the Company was limited to additional borrowings of $66.8 million based on debt covenant compliance metrics. Any future credit extensions under the Amended Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the exchange offer consideration.

Moreover, the Amended Credit Agreement provides for a sublimit under the existing $350.0 million revolving commitments in an aggregate amount of $50.0 million (“Subline”), which Subline is available for borrowings by Adtran Networks. Prepayments of outstanding loans under the Subline that result in the remaining outstanding loans under the Subline being less than the German Commitment Reduction Threshold will result in a permanent partial reduction of the commitments in respect of the Subline. The German Commitment Reduction Threshold of $50.0 million may be lowered from time to time pursuant to the terms of the Amended Credit Agreement. The existing swing line sublimit and letter of credit sublimit under the Amended Credit Agreement remain available to the U.S. Borrower (and not to Adtran Networks). Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Amended Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

All U.S. borrowings under the Amended Credit Agreement bear interest at a rate tied to the Base Rate (as defined in the Amended Credit Agreement) or SOFR, at the Company’s option, and all E.U. borrowings bear interest at a rate tied to the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent), in each case plus applicable margins which vary based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Amended Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable. As of June 30, 2025, the weighted average interest rate on our revolving credit agreements was 8.55%.

The Company made certain representations and warranties to the lenders in the Amended Credit Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a “Springing Covenant Period,” as defined below) and a Consolidated Fixed Charge Coverage Ratio of 1.25x (as such ratios are defined in the Amended Credit Agreement). A “Springing Covenant Event” occurs when at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of August 9, 2023 have been tendered and purchased by the Company. Upon the occurrence of a Springing Covenant Event, the Company will enter a “Springing Covenant Period”, defined as the fiscal quarter in which a Springing Covenant Event occurs and the three (3) consecutive fiscal quarters thereafter. During a Springing Covenant Period, the Company’s leverage ratios are increased. In addition, the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. As of June 30, 2025, the Company was in compliance with all covenants.

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

11. EMPLOYEE BENEFIT PLANS

Pension Benefit Plan

We maintain a defined benefit pension plan covering employees in certain foreign countries. The net amounts recognized in the Condensed Consolidated Balance Sheets for the unfunded pension liability as of June 30, 2025 and December 31, 2024 were as follows:

		As of	As of
(In thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024
Non-current pension asset	Other non-current assets	$588	$517
Current pension liability	Accrued wages and benefits	(345)	(303)
Non-current pension liability	Non-current pension liability	(9,686)	(8,983)
Total		$(9,443)	$(8,769)

The Company's defined benefit pension liability represents the projected benefit obligation, which is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of retirement.

The following table summarizes the components of net periodic pension cost related to the Company's defined benefit pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Service cost	$421	$333	$810	$673
Interest cost	525	281	1,011	566
Expected return on plan assets	(635)	(354)	(1,223)	(713)
Amortization of actuarial losses	12	2	23	5
Net periodic pension cost	$323	$262	$621	$531

The components of net periodic pension cost, other than the service cost component, are included in other (expense) income, net in the Condensed Consolidated Statements of Loss. Service cost is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss. The Company made contributions to the defined benefit pension plans totaling $2.0 million and $2.2 million during the six months ended June 30, 2025 and 2024, respectively. Contributions to the defined benefit pension plans for the remainder of 2025 will be limited to benefit payments to retirees which are paid out of the operating cash flows of the Company and are expected to be approximately $1.5 million.

12. EQUITY

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income, net of tax, by component:

	Three Months Ended June 30, 2025
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of March 31, 2025	$(382)	$(896)	$32,525	$385	$31,632
Other comprehensive (loss) income before reclassifications	(28)	—	46,455	—	46,427
Amounts reclassified from accumulated other comprehensive income	28	268	—	—	296
Net current period other comprehensive income	—	268	46,455	—	46,723
Balance as of June 30, 2025	$(382)	$(628)	$78,980	$385	$78,355

	Three Months Ended June 30, 2024
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of March 31, 2024	$(382)	$(2,566)	$32,260	$385	$29,697
Other comprehensive loss before reclassifications	(5)	—	(1,375)	—	(1,380)
Amounts reclassified from accumulated other comprehensive income (loss)	5	(7)	—	—	(2)
Net current period other comprehensive loss	—	(7)	(1,375)	—	(1,382)
Balance as of June 30, 2024 (Restated)	$(382)	$(2,573)	$30,885	$385	$28,315

	Six Months Ended June 30, 2025
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2024	$(382)	$(1,027)	$12,278	$385	$11,254
Other comprehensive income before reclassifications	20	—	66,702	—	66,722
Amounts reclassified from accumulated other comprehensive (loss) income	(20)	399	—	—	379
Net current period other comprehensive income	—	399	66,702	—	67,101
Balance as of June 30, 2025	$(382)	$(628)	$78,980	$385	$78,355

	Six Months Ended June 30, 2024
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2023	$(382)	$(2,506)	$50,033	$385	$47,530
Other comprehensive loss before reclassifications	(124)	—	(19,148)	—	(19,272)
Amounts reclassified from accumulated other comprehensive income (loss)	124	(67)	—	—	57
Net current period other comprehensive loss	—	(67)	(19,148)	—	(19,215)
Balance as of June 30, 2024 (Restated)	$(382)	$(2,573)	$30,885	$385	$28,315

The following tables present the details of reclassifications out of accumulated other comprehensive income:

	Three Months Ended June 30, 2025
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain on available-for-sale securities:
Net realized gain on sales of securities	$38	Net investment gain
Defined benefit plan adjustments – actuarial gain	388	(1)
Total reclassifications for the period, before tax	426
Tax expense	(130)
Total reclassifications for the period, net of tax	$296
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Loss.

	Three Months Ended June 30, 2024
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$7	Net investment gain
Defined benefit plan adjustments – actuarial loss	(10)	(1)
Total reclassifications for the period, before tax	(3)
Tax benefit	1
Total reclassifications for the period, net of tax	$(2)
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Loss.

	Six Months Ended June 30, 2025
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(27)	Net investment gain
Defined benefit plan adjustments – actuarial gain	578	(1)
Total reclassifications for the period, before tax	551
Tax expense	(172)
Total reclassifications for the period, net of tax	$379
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Loss.

	Six Months Ended June 30, 2024
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized gain on sales of securities	$168	Net investment gain
Defined benefit plan adjustments – actuarial loss	(97)	(1)
Total reclassifications for the period, before tax	71
Tax expense	(14)
Total reclassifications for the period, net of tax	$57
(1)
A part of the computation of net periodic pension cost, which is included in other (expense) income, net in the Condensed Consolidated Statements of Loss.

The following table presents the tax effects related to the change in each component of other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024 (Restated)
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized loss on available-for-sale securities	$(38)	$10	$(28)	$(7)	$2	$(5)
Reclassification adjustment for amounts related to available-for-sale investments included in net gain	38	(10)	28	7	(2)	5
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net gain (loss)	388	(120)	268	(10)	3	(7)
Foreign currency translation adjustments	46,455	—	46,455	(1,375)	—	(1,375)
Total Other Comprehensive Income (Loss)	$46,843	$(120)	$46,723	$(1,385)	$3	$(1,382)

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024 (Restated)
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$27	$(7)	$20	$(168)	$44	$(124)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) gain	(27)	7	(20)	168	(44)	124
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net gain (loss)	578	(179)	399	(97)	30	(67)
Foreign currency translation adjustments	66,702	—	66,702	(19,148)	—	(19,148)
Total Other Comprehensive Income (Loss)	$67,280	$(179)	$67,101	$(19,245)	$30	$(19,215)

13. REDEEMABLE NON-CONTROLLING INTEREST

As of June 30, 2025, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 31.4%.

The following table summarizes the redeemable non-controlling interest activity for the six months ended June 30, 2025 and for the year ended December 31, 2024:

	Six Months Ended	For the Year Ended
(In thousands)	June 30, 2025	December 31, 2024
Balance at beginning of period	$422,943	$443,327
Redemption of redeemable non-controlling interest	(20,854)	(20,384)
Net income attributable to redeemable non-controlling interests	4,592	9,824
Annual recurring compensation earned	(4,592)	(9,824)
Balance at end of period	$402,089	$422,943

Annual Recurring Compensation payable on untendered outstanding shares under the DPLTA must be recognized as it is accrued. For the three and six months ended June 30, 2025, we have accrued $2.4 million and $4.8 million, respectively, and for the year ended December 31, 2024, the Company accrued $9.8 million, representing the portion of the annual recurring cash compensation to the non-controlling shareholders during such periods. The 2024 Annual Recurring Compensation was paid on July 1, 2025, after the ordinary general shareholders' meeting of Adtran Networks on June 27, 2025. The 2025 Annual Recurring Compensation accrual will be paid after the ordinary general shareholders' meeting of Adtran Networks in 2026.

14. LOSS PER SHARE

The calculation of basic and diluted loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
		(Restated)		(Restated)
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(20,531)	$(49,667)	$(31,798)	$(380,432)
Effect of redemption of RNCI	1,494	—	1,491	—
Net loss attributable to ADTRAN Holdings, Inc. common stockholders	$(19,037)	$(49,667)	$(30,307)	$(380,432)
Denominator
Weighted average number of shares – basic	79,748	78,852	79,642	78,803
Effect of dilutive securities
Stock options	—	—	—	—
PSUs, RSUs and restricted stock	—	—	—	—
Weighted average number of shares – diluted	79,748	78,852	79,642	78,803
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(0.24)	$(0.63)	$(0.38)	$(4.83)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.24)	$(0.63)	$(0.38)	$(4.83)

For the three months ended June 30, 2025 and 2024, 0.5 million and 1.4 million, respectively, and for the six months ended June 30, 2025 and 2024, 0.3 million and 1.3 million, respectively, of unvested PSUs, RSUs and restricted stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

For the three months ended June 30, 2025 and 2024, 1.2 million and 5.0 million outstanding stock options, respectively, and for the six months ended June 30, 2025 and 2024, 0.9 million and 4.2 million outstanding stock options, respectively, were anti-dilutive and excluded from the calculation of loss per share under the treasury stock method.

15. SEGMENT INFORMATION

The chief operating decision maker, the Company's CEO, regularly reviews the Company’s financial performance based on two reportable segments: (1) Network Solutions and (2) Services & Support.

The Network Solutions segment includes hardware and software products that enable a digital future which support the Company's Subscriber, Access & Aggregation, and Optical Networking Solutions. The Company's cloud-managed Wi-Fi gateways, virtualization software, and switches provide a mix of wired and wireless connectivity at the customer premises. In addition, its carrier ethernet products support a variety of applications at the network edge ranging from mobile backhaul to connecting enterprise customers (“Subscriber Solutions”). The Company's portfolio includes products for multi-gigabit service delivery over fiber or alternative media to homes and businesses.

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

The following tables present information about the revenue and gross profit of the Company's reportable segments:

	Three Months Ended
	June 30, 2025			June 30, 2024
(In thousands)	Revenue	Cost of Revenue	Gross Profit	Revenue	Cost of Revenue	Gross Profit
					(Restated)	(Restated)
Network Solutions	$219,498	$147,321	$72,177	$179,194	$124,916	$54,278
Services & Support	45,570	18,823	26,747	46,797	19,816	26,981
Total	$265,068	$166,144	$98,924	$225,991	$144,732	$81,259

	Six Months Ended
	June 30, 2025			June 30, 2024
(In thousands)	Revenue	Cost of Revenue	Gross Profit	Revenue	Cost of Revenue	Gross Profit
					(Restated)	(Restated)
Network Solutions	$421,715	$281,562	$140,153	$360,467	$261,964	$98,503
Services & Support	91,097	37,150	53,947	91,697	38,626	53,071
Total	$512,812	$318,712	$194,100	$452,164	$300,590	$151,574

For the three months ended June 30, 2025 and 2024, $1.3 million and $1.5 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the six months ended June 30, 2025 and 2024, $2.6 million and $3.1 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the three months ended June 30, 2025 and 2024, $0.1 million and $0.1 million, respectively, of depreciation expense was included in gross profit for our Services & Support segment. For the six months ended June 30, 2025 and 2024, $0.1 million and $0.1 million, respectively, of depreciation expense was included in gross profit for our Services & Support segment.

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
United States	$120,340	$107,604	$223,529	$190,894
United Kingdom	56,249	43,560	119,158	96,300
Germany	31,205	24,542	58,393	64,283
Other international	57,274	50,285	111,732	100,687
Total	$265,068	$225,991	$512,812	$452,164

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

DPLTA Appraisal Proceedings

In addition to such Legal Matters, the Company is a party to appraisal proceedings relating to the DPLTA which were originally filed with the Landgericht Meiningen (Meiningen Regional Court) on February 3, 2023. The DPLTA provides that Adtran Networks shareholders (other than the Company) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share, plus guaranteed interest or (ii) to remain Adtran Networks shareholders and receive recurring cash compensation of €0.52 per share for each full fiscal year of Adtran Networks. The appraisal proceedings, which were initiated by certain minority shareholders of Adtran Networks, challenge the adequacy of both forms of compensation. While the Company believes that the compensation offered in connection with the DPLTA is fair, it notes that German courts often adjudicate increases of the cash compensation to plaintiffs in varying amounts in connection with German appraisal proceedings. Therefore, the Company cannot rule out that the court or an appellate court may increase the cash compensation owed to the minority Adtran Networks shareholders. Given the stage of the appraisal proceedings, the Company is currently unable to predict the likely outcome or estimate the potential financial impact, if any, of the appraisal proceedings. If a ruling were to occur and be upheld upon appeal that required the Company to pay significant additional cash compensation to the Adtran Networks minority shareholders, there exists the possibility of a material adverse effect on our financial position and results of operations for the period in which the ruling occurs or future periods.

DPLTA Exit and Recurring Compensation Costs and the Absorption of Adtran Network's Annual Net Loss

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 2.27% as of June 30, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, the Company would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €326.8 million or $385.2 million, based on an exchange rate as of June 30, 2025, and reflecting interest accrued through June 30, 2025, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The court has decided a procedural matter in the DPLTA appraisal proceedings; the parties may or may not choose to appeal such decision, if able, and the proceeding for the trial on the merits of the DPLTA will continue. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.5 million (or $10.0 million based on the exchange rate as of June 30, 2025) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholders meeting occurred on June 27, 2025 and, therefore, the Annual Recurring Compensation was paid on July 1, 2025. During the three months ended June 30, 2025 and 2024, we accrued $2.4 million and $2.5 million, respectively, in Annual Recurring Compensation. During the six months ended June 30, 2025 and 2024, we accrued $4.8 million and $5.0 million, respectively, in Annual Recurring Compensation, which was reflected as an increase to retained deficit.

For the three and six months ended June 30, 2025, approximately 0.9 million shares, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and six months ended June 30, 2024, approximately one thousand shares of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €19 thousand and €23 thousand, respectively, or $20 thousand and $25 thousand, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

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

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2025 and December 31, 2024, we had commitments related to these bonds totaling $16.9 million and $15.7 million, respectively, which expire at various dates through April 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for our products. Our inventory purchase obligations are for product manufacturing requirements, as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase obligations with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. As of June 30, 2025, purchase obligations totaled $192.7 million.

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

During the three and six months ended June 30, 2024, we recognized $17.5 million and $34.6 million of costs related to the Business Efficiency Program, respectively. The costs recognized during the six months ended June 30, 2024, included charges of $8.9 million as a result of a strategy shift which included discontinuance of certain items in connection with the Business Efficiency Program, of which, $4.1 million relates to inventory write-downs and $4.8 million relates to other charges, and are included in cost of revenue in the Condensed Consolidated Statements of Loss. Although the Company did not incur any additional Business Efficiency Program costs during the three and six months ended June 30, 2025, the Company reduced previously accrued costs by $0.3 million during the three and six months ended June 30, 2025.

A reconciliation of the beginning and ending restructuring liabilities, which is included in accrued wages and benefits and accounts payable in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2025	June 30, 2025
Balance at beginning of period	$3,064	$10,336
Less: Adjusted accrued costs	(284)	(284)
Less: Amounts paid	(139)	(7,411)
Balance as of June 30, 2025	$2,641	$2,641

For the Year Ended
(In thousands)	December 31, 2024
Balance as of December 31, 2023	$8,309
Plus: Amounts charged to cost and expense	40,545
Less: Amounts paid	(38,518)
Balance as of December 31, 2024	$10,336

Restructuring expenses included in the Condensed Consolidated Statements of Loss are for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024

Network Solutions - Cost of revenue	$—	$524	$—	$2,842
Network Solutions - charges and inventory write-down	—	143	$—	8,925
Services & Support - Cost of revenue	—	2,121	—	2,268
Cost of revenue	$—	$2,788	$—	$14,035
Selling, general and administrative expenses	—	3,497	—	5,299
Research and development expenses	(284)	11,245	(284)	15,306
Total restructuring expenses	$(284)	$17,530	$(284)	$34,640

The following table represents the components of restructuring expenses by geographic area for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
United States	$—	$1,226	$—	$16,286
International	(284)	16,304	(284)	18,354
Total restructuring expenses	$(284)	$17,530	$(284)	$34,640

18. RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION

As previously disclosed in our Form 10-K/A and as discussed in Note 1 “Summary of Significant Accounting Policies”, the following tables reflect the impact of errors and other previously identified immaterial errors to the specific line items presented in our previously reported (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Loss and Condensed Consolidated Statements of Comprehensive Loss; (c) Condensed Consolidated Statements of Changes in Equity and; (d) Condensed Consolidated Statements of Cash Flows as of and for the three and six months ended June 30, 2024.

		As of June 30, 2024
	Adj Reference	As Reported	Adjustment	As Restated
ASSETS
Current Assets
Cash and cash equivalents		$111,185	$—	$111,185
Accounts receivable, less allowance for credit losses of $191 as of June 30, 2024		186,176	(1)	186,175
Other receivables		11,436	—	11,436
Inventory, net	ADJ 3	287,860	(4,221)	283,639
Income tax receivable	ADJ 4	13,050	(4,735)	8,315
Prepaid expenses and other current assets		58,612	(3,188)	55,424
Total Current Assets		668,319	(12,145)	656,174
Property, plant and equipment, net		134,578	3,513	138,091
Goodwill	ADJ 4	54,897	—	54,897
Intangibles, net		290,793	—	290,793
Deferred tax assets	ADJ 4	24,931	4,000	28,931
Other non-current assets		87,105	—	87,105
Long-term investments		30,159	—	30,159
Total Assets		$1,290,782	$(4,632)	$1,286,150
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable		$158,550	$—	$158,550
Unearned revenue		55,107	—	55,107
Accrued expenses and other liabilities	ADJ 1	36,307	(1,402)	34,905
Accrued wages and benefits		37,520	118	37,638
Income tax payable, net		2,228	(20)	2,208
Total Current Liabilities		289,712	(1,304)	288,408
Non-current revolving credit agreement outstanding		190,273	—	190,273
Deferred tax liabilities	ADJ 4	21,077	420	21,497
Non-current unearned revenue		26,584	—	26,584
Non-current pension liability		11,505	—	11,505
Deferred compensation liability		30,601	—	30,601
Non-current lease obligations		26,613	—	26,613
Other non-current liabilities	ADJ 1	34,445	(701)	33,744
Total Liabilities		630,810	(1,585)	629,225
Commitments and contingencies (see Note 16)
Redeemable Non-Controlling Interest	ADJ 2	439,743	3,554	443,297
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,121 shares issued and 78,855 outstanding as of June 30, 2024		791	—	791
Additional paid-in capital		802,737	(850)	801,887
Accumulated other comprehensive income	ADJ 1, 3, 4	28,274	41	28,315
Retained deficit	ADJ 2, 3, 4	(606,375)	(5,792)	(612,167)
Treasury stock at cost: 266 shares as of June 30, 2024		(5,198)	—	(5,198)
Total Equity		220,229	(6,601)	213,628
Total Liabilities, Redeemable Non-Controlling Interest and Equity		$1,290,782	$(4,632)	$1,286,150

		Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Adj Reference	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue
Network Solutions		$179,194	$—	$179,194	$360,467	$—	$360,467
Services & Support		46,797	—	46,797	91,697	—	91,697
Total Revenue		225,991	—	225,991	452,164	—	452,164
Cost of Revenue
Network Solutions	ADJ 3	124,457	316	124,773	250,783	2,256	253,039
Network Solutions - Inventory Write Down		143	—	143	8,925	—	8,925
Services & Support		19,816	—	19,816	38,626	—	38,626
Total Cost of Revenue		144,416	316	144,732	298,334	2,256	300,590
Gross Profit		81,575	(316)	81,259	153,830	(2,256)	151,574
Selling, general and administrative expenses		59,493	(129)	59,364	118,593	(238)	118,355
Research and development expenses		60,388	(36)	60,352	120,639	(72)	120,567
Goodwill impairment		—	—	—	292,583	4,770	297,353
Operating Loss		(38,306)	(151)	(38,457)	(377,985)	(6,716)	(384,701)
Interest and dividend income		366	—	366	763	—	763
Interest expense		(6,906)	—	(6,906)	(11,504)	—	(11,504)
Net investment gain		872	—	872	3,125	—	3,125
Other (expense) income, net		(901)	—	(901)	409	—	409
Loss Before Income Taxes		(44,875)	(151)	(45,026)	(385,192)	(6,716)	(391,908)
Income tax (expense) benefit		(2,136)	—	(2,136)	16,511	—	16,511
Net Loss		$(47,011)	$(151)	$(47,162)	$(368,681)	$(6,716)	$(375,397)
Net Income attributable to non-controlling interest	ADJ 1	2,854	(349)	2,505	5,734	(699)	5,035
Net Loss attributable to ADTRAN Holdings, Inc.		$(49,865)	$198	$(49,667)	$(374,415)	$(6,017)	$(380,432)

Weighted average shares outstanding – basic		78,852	78,852	78,852	78,803	78,803	78,803
Weighted average shares outstanding – diluted		78,852	78,852	78,852	78,803	78,803	78,803

Loss per common share attributable to ADTRAN Holdings, Inc. – basic		$(0.63)	$0.00	$(0.63)	$(4.75)	$(0.08)	$(4.83)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted		$(0.63)	$0.00	$(0.63)	$(4.75)	$(0.08)	$(4.83)
Net Loss		$(47,011)	$(151)	$(47,162)	$(368,681)	$(6,716)	$(375,397)
Other Comprehensive Loss, net of tax
Defined benefit plan adjustments		(7)	—	(7)	(67)	—	(67)
Foreign currency translation loss	ADJ 1, 3, 4	(1,375)	(67)	(1,442)	(19,120)	(95)	(19,215)
Other Comprehensive Loss, net of tax		(1,382)	(67)	(1,449)	(19,187)	(95)	(19,282)
Comprehensive Loss, net of tax		(48,393)	(218)	(48,611)	(387,868)	(6,811)	(394,679)
Less: Comprehensive Income attributable to non-controlling interest	ADJ 1	2,854	(350)	2,504	5,734	(699)	5,035
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax		$(51,247)	$132	$(51,115)	$(393,602)	$(6,112)	$(399,714)

	Retained Deficit			Accumulated Other Comprehensive Income			Additional paid-in capital
(In thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Balance as of December 31, 2023	$(243,908)	$12,202	$(231,706)	$47,461	$69	$47,530	$795,304	$(836)	$794,468
Net loss	(321,670)	(6,565)	(328,235)	—	—	—	—	—	—
Annual recurring compensation earned	(2,880)	349	(2,531)	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(17,805)	(28)	(17,833)	—	—	—
Deferred compensation adjustments, net of tax	3	—	3	—	—	—	(368)	—	(368)
ADTRAN RSUs and restricted stock vested	(243)	—	(243)	—	—	—	—	—	—
ADTRAN stock options exercised	219	—	219	—	—	—	—	—	—
ADTRAN stock-based compensation expense	—	—	—	—	—	—	3,957	—	3,957
Redemption of redeemable non-controlling interest	1	—	1	—	—	—	—	—	—
Foreign currency remeasurement of redeemable non-controlling interest	10,115	(10,115)	—	—	—	—	—	—	—
Adtran Networks stock-based compensation expense	—	—	—	—	—	—	4	(10)	(6)
Balance as of March 31, 2024	$(558,363)	$(4,129)	$(562,492)	$29,656	$41	$29,697	$798,897	$(846)	$798,051
Net loss	(47,011)	(151)	(47,162)	—	—	—	—	—	—
Annual recurring compensation earned	(2,854)	350	(2,504)	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	(1,382)	—	(1,382)	—	—	—
Deferred compensation adjustments, net of tax	(3)	—	(3)	—	—	—	—	—	—
ADTRAN RSUs and restricted stock vested	(16)	—	(16)	—	—	—	—	—	—
ADTRAN stock-based compensation expense	—	—	—	—	—	—	3,836	—	3,836
Redemption of redeemable non-controlling interest	4	—	4	—	—	—	—	—	—
Foreign currency remeasurement of redeemable non-controlling interest	1,868	(1,868)	—	—	—	—	—	—	—
Adtran Networks stock-based compensation expense	—	6	6	—	—	—	4	(4)	—
Balance as of June 30, 2024	$(606,375)	$(5,792)	$(612,167)	$28,274	$41	$28,315	$802,737	$(850)	$801,887

		Six Months Ended June 30, 2024
	Adj Reference	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net Loss		$(368,681)	$(6,716)	$(375,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		45,156	(313)	44,843
Goodwill Impairment	ADJ 4	292,583	4,770	297,353
Amortization of debt issuance cost		1,013	—	1,013
Gain on investments, net		(2,867)	—	(2,867)
Net loss on disposal of property, plant and equipment		185	—	185
Stock-based compensation expense		7,793	(6)	7,787
Deferred income taxes		(13,684)	—	(13,684)
Other, net		(126)	—	(126)
Inventory write down - business efficiency program		4,135	—	4,135
Inventory reserves		3,722	—	3,722
Changes in operating assets and liabilities:
Accounts receivable, net		26,913	(3,498)	23,415
Other receivables		6,279	—	6,279
Income taxes receivable, net		(5,653)	4,735	(918)
Inventory	ADJ 3	62,151	2,256	64,407
Prepaid expenses, other current assets and other assets		(14,731)	(3,408)	(18,139)
Accounts payable		(3,966)	—	(3,966)
Accrued expenses and other liabilities		19,152	3,493	22,645
Income taxes payable, net		(2,878)	—	(2,878)
Net cash provided by operating activities		56,496	1,313	57,809

Cash flows from investing activities:
Purchases of property, plant and equipment		(23,644)	(1,327)	(24,971)
Purchases of intangibles - developed technology		(5,725)	—	(5,725)
Proceeds from sales and maturities of available-for-sale investments		956	—	956
Purchases of available-for-sale investments		(121)	—	(121)
Net cash used in investing activities		(28,534)	(1,327)	(29,861)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements		(189)	—	(189)
Proceeds from stock option exercises		219	—	219
Proceeds from receivables purchase agreement		68,556	—	68,556
Repayments on receivables purchase agreement		(66,399)	—	(66,399)
Repayment of revolving credit agreements		(5,000)	—	(5,000)
Payment for redemption of redeemable non-controlling interest		(25)	—	(25)
Payment of debt issuance cost		(1,994)	—	(1,994)
Net cash used in financing activities		(4,832)	—	(4,832)

Net increase in cash and cash equivalents		23,130	(14)	23,116
Effect of exchange rate changes		888	14	902
Cash and cash equivalents, beginning of period		87,167	—	87,167
Cash and cash equivalents, end of period		$111,185	$—	$111,185

Supplemental disclosure of cash financing activities:
Cash paid for interest		$6,554	$—	$6,554
Cash paid for income taxes		$7,433	$—	$7,433
Cash used in operating activities related to operating leases		$4,780	$—	$4,780
Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations		$1,999	$—	$1,999
Purchases of property, plant and equipment included in accounts payable		$1,059	$—	$1,059

19. SUBSEQUENT EVENTS

Annual Recurring Compensation Payment in accordance with the DPLTA

On July 1, 2025, the Company paid $10.1 million with respect to the 2024 fiscal year Annual Recurring Compensation. See Note 13 for additional information on the Annual Recurring Compensation payment.

Enactment of the “One Big Beautiful Bill Act”

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was signed into law, which constitutes the enactment date of the tax reconciliation bill under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, expensing of domestic research and experimental expenditures under Section 174A, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income and foreign-derived intangible income, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA, and an estimate of the financial effect is not yet available.

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

As discussed in the financial statements as of and for the year ended December 31, 2024 included in our 2024 Form 10-K/A, we identified errors in our previously issued financial statements. The identified errors impacted the Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2024, among other periods as previously disclosed. See Note 1 and 18 to the Condensed Consolidated Financial Statements included in Part I, Item, 1 for additional information.

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

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will absorb the annual net loss incurred by Adtran Networks. The obligation of the Company to absorb Adtran Networks’ annual net loss applied to the net loss generated by Adtran Networks in 2024, and it will apply to any net loss generated by Adtran Networks in 2025.

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than us) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share plus guaranteed interest ("Exit Compensation"), or (ii) to remain Adtran Networks shareholders and receive a recurring compensation in cash of €0.52 per share for each full fiscal year of Adtran Networks (“Annual Recurring Compensation”). The guaranteed interest component under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component that was 2.27% as of June 30, 2025. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 27, 2025, and, therefore, the Annual Recurring Compensation in the amount of $10.1 million was paid on July 1, 2025. The adequacy of both forms of compensation has been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (in each case, including interest thereon) than agreed upon in the DPLTA.

The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The court has decided a procedural matter in the DPLTA appraisal proceedings; the parties may or may not choose to appeal such decision, if able, and the proceeding for the trial on the merits of the DPLTA will continue. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

For the three and six months ended June 30, 2025, approximately 0.9 million shares, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and six months ended June 30, 2024, approximately one thousand shares of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €19 thousand and €23 thousand, respectively, or $20 thousand and $25 thousand, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

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

As of June 30, 2025 we hold 35,706,698 no-par value bearer shares of Adtran Networks, representing 68.6% of Adtran Networks outstanding shares as of June 30, 2025.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.11 included in our 2024 Form 10-K/A.

FINANCIAL PERFORMANCE AND TRENDS

We ended the second quarter of 2025 with a year-over-year revenue increase of 17.3% as compared to the three months ended June 30, 2024, driven by increased volume of sales activity due to a return of normalized customer spending, increased growth due to fiber expansion brought about by higher service provider spending, vendor consolidation, a continuing shift away from high-risk vendors, increased demand for modernizing and upgrading critical infrastructure within governments, utilities, large enterprises, and bandwidth-hungry applications, including AI. During the second quarter of 2025, we had one customer with revenues greater than 10.0%, which was an international Service Provider customer and our five largest customers comprised 36.4% of our revenue. Our year-over-year U.S. revenue increased by 11.8% due to a return to normalized customer spending and fiber expansion. Internationally, our year-over-year revenue increased by 22.2%, primarily driven by fiber expansion. Our Access & Aggregation, Subscriber Solutions and Optical Networking revenue categories all experienced increased volume of sales activity due to growth across geographies, most product lines, and the continued expansion of our customer base.

Our revenues have fluctuated in recent years and they may continue to fluctuate going forward. However, during the first half of 2025, our operating results improved due to recovery in end markets, including a decrease in inventories held by customers, improving margins and tight operational cost controls. Additionally, we have taken steps to transform our business into a leaner, more efficient and more profitable company, including the completion of our Business Efficiency Program (other than our aim of selling our headquarters in Huntsville, which we expect to occur within the next 12 months). Nevertheless, our operating expenses are relatively fixed in the short term, and a shortfall in quarterly revenues consequently has previously impacted and may again in the future significantly impact our financial results in a given quarter.

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

Trade Policy/Tariffs

During the first half of 2025 and continuing to the date of this filing, the U.S. introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. At this time, uncertainty remains with respect to what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S. or exported to other countries, tax policy related to international commerce, increased export control, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. For example, the U.S. government is currently considering increasing import tariffs on various products or components, including semiconductors, and it recently increased tariffs on imports of certain critical raw minerals and derivative products relevant to our business and products. These changes in U.S. trade policy and subsequent retaliatory actions have the potential to materially increase various input costs for the Company. Moreover, related costs and the uncertainty arising from such changes in trade policy may result in shifts in customer behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability. To help mitigate this, we have taken steps to diversify our supply chain, manufacturing locations and relationships with suppliers to give us added flexibility. See “Changes in trade policy in the U.S. and other countries, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition,” in Part II, Item 1A “Risk Factors” of this report for further discussion of the risks associated with the changes to U.S. and foreign trade policies.

Enactment of the “One Big Beautiful Bill Act”

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was signed into law, which constitutes the enactment date of the tax reconciliation bill under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, expensing of domestic research and experimental expenditures under Section 174A, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income and foreign-derived intangible income, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA, and an estimate of the financial effect is not yet available.

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

No impairment of goodwill was recognized during the three and six months ended June 30, 2025 and the three months ended June 30, 2024. During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of the Network Solutions reporting unit using a combination of an income approach and a market-based peer group analysis. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the six months ended June 30, 2024. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the three months ended March 31, 2024. There have been no triggering events identified affecting the valuation of goodwill in our Services & Support reporting unit since the first quarter of 2024.

Our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Part I, Item 1A of the 2024 Form 10-K/A and Part II, Item 1A of this Form 10-Q.

BUSINESS EFFICIENCY PROGRAM

On November 6, 2023, due to the uncertainty around the then current macroeconomic environment and its impact on customer spending levels, the Company’s management decided to implement a Business Efficiency Program targeting the reduction of ongoing operating expenses and focusing on capital efficiency. This included certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments and the sale of owned real estate (including the sale of our headquarters in Huntsville), inventory write downs from product discontinuances, and the suspension of the quarterly dividend. The Business Efficiency Program was completed as of December 31, 2024.

We did not incur any Business Efficiency Program costs during the three and six months ended June 30, 2025. We reduced previously accrued costs by $0.3 million during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, we recognized $17.5 million, and $34.6 million of costs related to the Business Efficiency Program. Future cash payments include previously accrued severance and outplacement fees, as well as site consolidation costs that are anticipated to be approximately $2.6 million.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2025, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

The following table presents selected financial information derived from our Condensed Consolidated Statements of Loss expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Revenue
Network Solutions	82.8%	79.3%	82.2%	79.7%
Services & Support	17.2	20.7	17.8	20.3
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	55.6	55.2	54.9	56.0
Network Solutions - charges and inventory write-down	—	0.1	—	2.0
Services & Support	7.1	8.8	7.2	8.5
Total Cost of Revenue	62.7	64.0	62.1	66.5
Gross Profit	37.3	36.0	37.9	33.5
Selling, general and administrative expenses	22.8	26.3	21.6	26.2
Research and development expenses	19.6	26.7	19.6	26.7
Goodwill impairment	—	—	—	65.8
Operating Loss	(5.0)	(17.0)	(3.4)	(85.1)
Interest and dividend income	0.1	0.2	0.1	0.2
Interest expense	(1.7)	(3.1)	(1.8)	(2.5)
Net investment gain	1.2	0.4	0.3	0.7
Other (expense) income, net	(1.0)	(0.4)	(0.3)	0.1
Loss Before Income Taxes	(6.5)	(19.9)	(5.2)	(86.7)
Income tax (expense) benefit	(0.4)	(0.9)	(0.1)	3.7
Net Loss	(6.9)%	(20.9)%	(5.3)%	(83.0)%
Less: Net Income attributable to non-controlling interest	0.9	1.1	0.9	1.1
Net Loss attributable to ADTRAN Holdings, Inc.	(7.7)%	(22.0)%	(6.2)%	(84.1)%

REVENUE

Our revenue increased 17.3% from $226.0 million for the three months ended June 30, 2024, to $265.1 million for the three months ended June 30, 2025, and increased 13.4% from $452.2 million for the six months ended June 30, 2024, to $512.8 million for the six months ended June 30, 2025. The increase in revenue for the three and six months ended June 30, 2025, was driven by increased volume of sales activity due to a return of normalized customer spending, increased growth due to fiber expansion brought about by higher service provider spending, vendor consolidation, a continuing shift away from high-risk vendors, increased demand for modernizing and upgrading critical infrastructure within governments, utilities, large enterprises, and bandwidth-hungry applications, including AI, partially offset by a decrease in revenue related to installation/system integration services. The increase in revenue by category for the three months ended June 30, 2025, was primarily attributable to a $21.3 million increase in Access & Aggregation revenue, a $16.4 million increase in Optical Networking Solutions products, and a $1.4 million increase in Subscriber Solutions products. The increase in revenue by category for the six months ended June 30, 2025, was primarily attributable to a $29.1 million increase in Access & Aggregation revenue, a $19.5 million increase in Optical Networking Solutions products, and a $12.0 million increase in Subscriber Solutions products. All revenue categories for the three and six months ended June 30, 2025 experienced increased volume of sales activity due to growth across geographies, most product lines, and the continued expansion of our customer base.

Network Solutions segment revenue increased 22.5% from $179.2 million for the three months ended June 30, 2024, to $219.5 million for the three months ended June 30, 2025, and increased 17.0% from $360.5 million for the six months ended June 30, 2024, to $421.7 million for the six months ended June 30, 2025. The increase in Network Solutions revenue by category for the three months ended June 30, 2025, was due to an increase in volume of sales activity of $23.2 million in Access & Aggregation products, $15.1 million in Optical Networking products, and $1.9 million in Subscriber Solutions products. The increase in Network Solutions revenue by category for the six months ended June 30, 2025, was due to an increase in volume of sales activity of $31.3 million in Access & Aggregation products, $16.6 million in Optical Networking products, and $13.3 million in Subscriber Solutions products.

Services & Support segment revenue decreased 2.6% from $46.8 million for the three months ended June 30, 2024, to $45.6 million for the three months ended June 30, 2025, and decreased 0.7% from $91.7 million for the six months ended June 30, 2024, to $91.1 million for the six months ended June 30, 2025. The decrease in Services & Support revenue by category for the three months ended June 30, 2025, was primarily attributable to a decrease in installation/system integration services of $1.9 million in Access & Aggregation and $0.6 million in Subscriber Solutions, partially offset by a $1.3 million increase in Optical Networking services. The decrease in Services & Support revenue by category for the six months ended June 30, 2025, was primarily attributable to a decrease in installation/system integration services of $2.2 million in Access & Aggregation and $1.3 million in Subscriber Solutions, partially offset by a $2.9 million increase in Optical Networking services.

U.S. revenue increased by 11.8% from $107.6 million for the three months ended June 30, 2024, to $120.3 million for the three months ended June 30, 2025, and increased by 17.1% from $190.9 million for the six months ended June 30, 2024, to $223.5 million for the six months ended June 30, 2025. The increase in U.S. revenue for the three and six months ended June 30, 2025, was primarily due to an increase in volume of sales activity due to a return of normalized customer spending and increased growth due to fiber expansion.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., increased by 22.2% from $118.4 million for the three months ended June 30, 2024 to $144.7 million for the three months ended June 30, 2025 and increased by 10.7% from $261.3 million for the six months ended June 30, 2024 to $289.3 million for the six months ended June 30, 2025. International revenue, as a percentage of total revenue, increased from 52.4% for the three months ended June 30, 2024, to 54.6% for the three months ended June 30, 2025, and decreased from 57.8% for the six months ended June 30, 2024, to 56.4% for the six months ended June 30, 2025. The increase in international revenue for the three and six months ended June 30, 2025, was primarily due to increased volume of sales activity due to a return of normalized customer spending and, increased growth due to fiber expansion. For the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, changes in foreign currencies relative to the U.S. dollar increased our net revenue by approximately $6.1 million and $4.5 million, respectively.

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

COST OF REVENUE

As a percentage of revenue, cost of revenue decreased from 64.0% for the three months ended June 30, 2024, to 62.7% for the three months ended June 30, 2025, and decreased from 66.5% for the six months ended June 30, 2024, to 62.1% for the six months ended June 30, 2025. The decrease in cost of revenue as a percentage of revenue for the three months ended June 30, 2025, was attributable to a 2.9% decrease in restructuring expense and labor cost expense as a percentage of revenue as a result of our previous Business Efficiency Program, which was completed as of December 31, 2024, partially offset by a 1.0% increase in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar, and a 0.5% increase in expense as a percentage of revenue attributable to changes in customer and product mix. The decrease in cost of revenue as a percentage of revenue for the six months ended June 30, 2025, was attributable to a 4.9% decrease in restructuring expense and labor cost expense as a percentage of revenue as a result of our Business Efficiency Program, which was completed as of December 31, 2024, partially offset by a 0.3% increase in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar, and a 0.3% increase in expense as a percentage of revenue attributable to changes in customer and product mix. For the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, changes in foreign currencies relative to the U.S. dollar increased our cost of revenue by approximately $2.5 million and $1.8 million, respectively.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, decreased from 69.7% for the three months ended June 30, 2024, to 67.1% for the three months ended June 30, 2025, and decreased from 72.7% for the six months ended June 30, 2024, to 66.8% for the six months ended June 30, 2025. The decrease in Network Solutions cost of revenue as a percentage of revenue for the three months ended June 30, 2025, was attributable to a 2.3% decrease in expense as a percentage of revenue attributable to changes in customer and product mix, and a 1.3% decrease in restructuring expense and labor cost expense as a percentage of revenue as a result of our previous Business Efficiency Program, partially offset by a 1.1% increase in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar. The decrease in Network Solutions cost of revenue as a percentage of revenue for the six months ended June 30, 2025, was attributable to a 4.8% decrease in restructuring expense and labor cost expense as a percentage of revenue as a result of our prior Business Efficiency Program and a 1.4% decrease in expense as a percentage of revenue attributable to changes in customer and product mix, partially offset by a 0.3% increase in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar.

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased from 42.3% for the three months ended June 30, 2024, to 41.3% for the three months ended June 30, 2025, and decreased from 42.1% for the six months ended June 30, 2024 to 40.8% for the six months ended June 30, 2025. The decrease in cost of revenue as a percentage of revenue for the three and six months ended June 30, 2025, was primarily attributable to a decrease in restructuring expense and labor cost expense as a percentage of revenue as a result of our previous Business Efficiency Program, partially offset by an increase in expense as a percentage of revenue attributable to changes in customer and product mix.

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

GROSS PROFIT

As a percentage of revenue, gross profit increased from 36.0% for the three months ended June 30, 2024, to 37.3% for the three months ended June 30, 2025, and increased from 33.5% for the six months ended June 30, 2024, to 37.9% for the six months ended June 30, 2025. The increase in gross profit for the three months ended June 30, 2025, was attributable to 2.9% increase in gross profit as a percentage of revenue due to a decrease in restructuring expense and labor cost as a result of our previous Business Efficiency Program, and a 1.4% increase in gross profit as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar, partially offset by a 3.0% decrease in gross profit as a percentage of revenue due to changes in customer and product mix. The increase in gross profit for the six months ended June 30, 2025, was attributable to 4.9% increase in gross profit as a percentage of revenue due to a decrease in restructuring expense and labor cost as a result of our previous Business Efficiency Program and a 0.2% increase in gross profit as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar, partially offset by a 0.8% decrease in gross profit as a percentage of revenue due to changes in customer and product mix.

As a percentage of that segment's revenue, Network Solutions gross profit increased from 30.3% for the three months ended June 30, 2024, to 32.9% for the three months ended June 30, 2025, and increased from 27.3% for the six months ended June 30, 2024 to 33.2% for the six months ended June 30, 2025. The increase in gross profit for the three months ended June 30, 2025, was attributable to a 1.6% increase in gross profit as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar, and a 1.3% increase in gross profit as a percentage of revenue due to a decrease in restructuring expense and labor cost as a result of our previous Business Efficiency Program, partially offset by a 0.3% decrease in gross profit as a percentage of revenue due to changes in customer and product mix. The increase in gross profit for the six months ended June 30, 2025 was attributable to a 4.8% increase in gross profit as a percentage of revenue due to a decrease in restructuring expense and labor cost as a result of our previous Business Efficiency Program, a 0.9% increase in gross profit as a percentage of revenue due to changes in customer and product mix, and a 0.2% increase in gross profit as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar.

As a percentage of that segment's revenue, Services & Support gross profit increased from 57.7% for the three months ended June 30, 2024, to 58.7% for the three months ended June 30, 2025, and increased from 57.9% for the six months ended June 30, 2024, to 59.2% for the six months ended June 30, 2025. The increase in gross profit for the three and six months ended June 30, 2025 was primarily attributable to an increase in gross profit as a percentage of revenue due to a decrease in restructuring expense and labor cost as a result of our previous Business Efficiency Program, partially offset by a decrease in gross profit as a percentage of revenue due to changes in customer and product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of revenue, selling, general and administrative expenses decreased from 26.3% for the three months ended June 30, 2024, to 22.8% for the three months ended June 30, 2025, and decreased from 26.2% for the six months ended June 30, 2024, to 21.6% for the six months ended June 30, 2025. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses increased 1.7% from $59.4 million for the three months ended June 30, 2024, to $60.3 million for the three months ended June 30, 2025, and decreased 6.5% from $118.4 million for the six months ended June 30, 2024, to $110.6 million for the six months ended June 30, 2025. Selling, general and administrative expenses include personnel costs for management, accounting, information technology, human resources, sales and marketing, as well as independent auditor, tax and other professional fees, contract services and legal and litigation related costs. The increase in selling, general and administrative expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to a $4.0 million increase in professional and legal services partially offset by a $2.5 million decrease in amortization of intangible assets related to the Business Combination. The decrease for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily attributable to the impact of the Business Efficiency Program, which was completed as of December 31, 2024 (other than our aim of selling our headquarters in Huntsville), resulting in decreased employee-related costs of $6.2 million and a $4.7 million decrease in amortization of intangible assets related to the Business Combination partially offset by a $3.9 million increase in professional and legal services. For the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, changes in foreign currencies relative to the U.S dollar increased our selling, general and administrative expenses by approximately $1.2 million and $0.5 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

As a percentage of revenue, research and development expenses decreased from 26.7% for the three months ended June 30, 2024, to 19.6% for the three months ended June 30, 2025, and decreased from 26.7% for the six months ended June 30, 2024, to 19.6% for the six months ended June 30, 2025. Research and development expenses as a percentage of revenue will generally fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

Research and development expenses decreased 14.0% from $60.4 million for the three months ended June 30, 2024, to $51.9 million for the three months ended June 30, 2025, and decreased 16.4% from $120.6 million for the six months ended June 30, 2024, to $100.8 million for the six months ended June 30, 2025. The decrease in research and development expenses for the three months ended June 30, 2025, was primarily attributable to the impact of the Business Efficiency Program, which was completed as of December 31, 2024 (other than our aim of selling our headquarters in Huntsville), resulting in a reduction of employee-related costs of $6.3 million. The decrease for the six months ended June 30, 2025, was primarily attributable to the impact of the Business Efficiency Program which was completed as of December 31, 2024 resulting in a reduction of employee-related costs of $15.4 million. For the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, changes in foreign currencies relative to the U.S. dollar increased our research and development expenses by approximately $1.1 million and $0.7 million, respectively.

Adtran Networks has arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expenses incurred. For the three months ended June 30, 2025 and 2024, the Company recognized $3.1 million and $2.2 million as a reduction of research and development expense, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $5.3 million and $4.1 million as a reduction of research and development expense, respectively.

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

GOODWILL IMPAIRMENT

No goodwill impairment was recognized during the three and six months ended June 30, 2025, and for the three months ended June 30, 2024. During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, cautious service provider spending due to economic uncertainty and continued customer focus on inventory adjustments, triggered a quantitative impairment assessment for our reporting units for goodwill and long-lived assets. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the six months ended June 30, 2024. For additional information, see Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased from $0.4 million for the three months ended June 30, 2024, to $0.2 million for the three months ended June 30, 2025 and decreased from $0.8 million for the six months ended June 30, 2024, to $0.3 million for the six months ended

June 30, 2025. The decrease in interest and dividend income is primarily attributable to fluctuations in investment balances and a decrease in the rate of return on those investments due to interest rate movements.

INTEREST EXPENSE

Interest expense decreased from $6.9 million for the three months ended June 30, 2024, to $4.6 million for the three months ended June 30, 2025, and decreased from $11.5 million for the six months ended June 30, 2024, to $9.3 million for the six months ended June 30, 2025. The decrease in interest expense during the three and six months ended June 30, 2025, was primarily driven by lower program fee expenses related to our accounts receivable factoring program, as well as reduced expense associated with amending of our revolving credit agreement. See Note 2 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

NET INVESTMENT GAIN

We recognized a net investment gain of $0.9 million and $3.1 million for the three months ended June 30, 2024 and 2025, respectively and recognized a net investment gain of $3.1 million and $1.4 million for the six months ended June 30, 2024, and 2025, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 5 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER (EXPENSE) INCOME, NET

Other (expense) income, net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, increased from expense of $0.9 million for the three months ended June 30, 2024 to expense of $2.6 million for the three months ended June 30, 2025 and decreased from income of $0.4 million for the six months ended June 30, 2024 to expense of $1.7 million for the six months ended June 30, 2025.

INCOME TAX (EXPENSE) BENEFIT

The Company's effective tax rate changed from an expense of 4.7% of pre-tax loss for the three months ended June 30, 2024, to an expense of 5.9% of pre-tax loss for the three months ended June 30, 2025 and changed from a benefit of 4.2% of pre-tax loss for the six months ended June 30, 2024, to an expense of 2.3% of pre-tax loss for the six months ended June 30, 2025. The changes in the effective tax rate for the three and six months ended June 30, 2025, were driven primarily by non-deductible impairment charges and a loss jurisdiction for which no tax benefits were recognized on its pre-tax losses incurred during the six months ended June 30, 2025.

NET LOSS ATTRIBUTABLE TO ADTRAN HOLDINGS, INC.

As a result of the above factors, net loss attributable to ADTRAN Holdings, Inc. decreased from net loss of $49.7 million for the three months ended June 30, 2024, to a net loss of $20.5 million for the three months ended June 30, 2025, and decreased from net loss of $380.4 million for the six months ended June 30, 2024, to a net loss of $31.8 million for the six months ended June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our ongoing business with existing cash, investments, credit arrangements and cash flow from operations to manage our working capital needs. We had a positive cash flow from operating activities of $75.3 million in the six months ended June 30, 2025. We have used, and expect to continue to use, existing cash, credit arrangements and cash generated from operations for working capital and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures.

As of June 30, 2025, our cash on hand was $106.3 million of which $87.2 million was held by our foreign subsidiaries. The Company had access to $156.5 million on its Credit Facility for future borrowings; however, as of June 30, 2025 and the date of this filing, the Company was limited to additional borrowings of $66.8 million based on debt covenant compliance metrics. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax. As of December 31, 2024, our cash on hand was $76.0 million, of which $52.6 million was held by our foreign subsidiaries.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the

DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 2.27% as of June 30, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €326.8 million or $385.2 million, based on an exchange rate as of June 30, 2025, and reflecting interest accrued through June 30, 2025 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The court has decided a procedural matter in the DPLTA appraisal proceedings; the parties may or may not choose to appeal such decision, if able, and the proceeding for the trial on the merits of the DPLTA will continue. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.5 million or $10.0 million (based on the exchange rate as of June 30, 2025) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024; therefore, the Annual Recurring Compensation was paid on July 3, 2024. With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 27, 2025, and therefore, the Annual Recurring Compensation in the amount of $10.1 million was paid on July 1, 2025. During the three months ended June 30, 2025 and 2024, we accrued $2.4 million and $2.5 million, respectively, in Annual Recurring Compensation. During the six months ended June 30, 2025 and 2024, we accrued $4.8 million and $5.0 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended five times. As of both June 30 2025 and the date of this filing, the Company was limited to additional borrowings of $66.8 million based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (or 4.0x to 3.5x during a Springing Covenant Period), and a Consolidated Fixed Charge Coverage Ratio of 1.25x. See Note 10, Credit Agreements for additional information regarding the terms of the Wells Fargo Credit Agreement.

As of June 30, 2025, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company does not have sufficient liquidity to meet payment obligations under the DPLTA pertaining to Exit Compensation. For the three and six months ended June 30, 2025, approximately 0.9 million shares, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and six months ended June 30, 2024, approximately one thousand shares of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €19 thousand and €23 thousand, respectively, or $20 thousand and $25 thousand, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and we do not expect the final decision to be published within the next 12 months; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the fact that the date of a decision by the court on the merits of the case is uncertain, it will likely take a minimum of 12 months for a ruling on the merits and thereafter, an expected appeal process will take a further 12-24 months to resolve; (iv) the current guaranteed Annual Recurring Compensation payment; and (v) the current trading value of Adtran Networks shares.

The Company experienced revenue declines in the year ended December 31, 2024. However, revenue began to increase in the first half of 2025 due to a return of normalized customer spending, increased growth due to fiber expansion brought about by higher service provider spending, vendor consolidation, a continuing shift away from high-risk vendors, increased demand for modernizing and upgrading critical infrastructure within governments, utilities, large enterprises, and bandwidth-hungry applications, including AI and management expects orders and billings to continue to increase during the remainder of 2025. The Company continues to monitor its available liquidity ensuring compliance with the Company’s covenants in case of further impacts related to customer inventory reduction initiatives and uncertain macroeconomic conditions. Additionally, the Company suspended dividend payments and effectuated a

Business Efficiency Program, which targeted the reduction of ongoing operating expenses and focused on enhancing capital efficiency. The Business Efficiency Program was completed as of December 31, 2024. The Company has determined that it is probable that the sale of its headquarters in Huntsville will occur within the next twelve months after December 31, 2024. The Company expects to use the proceeds of the sale to repay indebtedness. The Company may need to further reduce capital expenditures and/or take other steps to preserve working capital in order to ensure that it can meet its needs and obligations and maintain compliance with its debt covenants.

In summary, the Company believes that its cash and cash equivalents, working capital management initiatives and availability to access cash under the Wells Fargo Credit Facility (described below), will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under the DPLTA, including anticipated levels of Exit Compensation and ability to continue to comply with our debt covenants under the Credit Facility for at least the next twelve months, from the issuance of these condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. See Note 10, Credit Agreements, for additional information regarding the terms of the Wells Fargo Credit agreement and Notes to Condensed Consolidated Financial Statements included in Part I, Item, 1 for additional information regarding the terms of the Wells Fargo Credit Agreement.

Wells Fargo Credit Facility

On July 18, 2022, ADTRAN, Inc., as the borrower ("U.S. Borrower"), and the Company entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Original Credit Agreement”), as amended by the First Amendment to the Credit Agreement, dated August 9, 2023 (“Amendment No. 1”), the Second Amendment to the Credit Agreement, dated January 16, 2024 (“Amendment No. 2”), the Third Amendment to the Credit Agreement, dated March 12, 2024 (“Amendment No. 3”), the Fourth Amendment to the Credit Amendment, dated June 4, 2024 (“Amendment No. 4”) and the Fifth Amendment to the Credit Agreement, dated May 6, 2025 (“Amendment No. 5” and, collectively with Amendment No. 1, Amendment No. 2, Amendment No. 3, and Amendment No. 4, the “Credit Agreement Amendments”; and the Original Credit Agreement, as amended by the Credit Agreement Amendments, the “Amended Credit Agreement”). As of June 30, 2025 and the date of this filing, the Amended Credit Agreement provided for a secured revolving credit facility of up to $350.0 million of borrowings, $50.0 million of which is solely available to Adtran Networks as borrower pursuant to the Subline (as defined and further described below).

As of June 30, 2025, the Company’s borrowings under the revolving line of credit were $190.2 million, of which approximately $165.0 million were borrowed by the U.S. Borrower and $25.2 million were borrowed under the Subline by Adtran Networks, who became a party to the Amended Credit Agreement in June 2024. As of the date of this filing, the Company’s borrowings under the revolving line of credit were $190.2 million, of which approximately $165.0 million were borrowed by the U.S. Borrower and $25.2 million were borrowed under the Subline by Adtran Networks. The credit facilities provided under the Amended Credit Agreement mature in July 2027, but the U.S. Borrower may request extensions subject to customary conditions. In addition, the U.S. Borrower may utilize up to $50.0 million of the $350.0 million total revolving facility for the issuance of letters of credit. As of both June 30, 2025 and the date of this filing, the Company was limited to additional borrowings of $66.8 million based on debt covenant compliance metrics. Any future credit extensions under the Amended Credit Agreement are subject to customary conditions precedent. The proceeds of any loans are expected to be used for general corporate purposes and to pay a portion of the exchange offer consideration.

Moreover, the Amended Credit Agreement provides for a sublimit under the existing $350.0 million revolving commitments in an aggregate amount of $50.0 million (“Subline”), which Subline is available for borrowings by Adtran Networks. Prepayments of outstanding loans under the Subline that result in the remaining outstanding loans under the Subline being less than the German Commitment Reduction Threshold (as defined in the Amended Credit Agreement) will result in a permanent partial reduction of the commitments in respect of the Subline. The German Commitment Reduction Threshold of $50.0 million may be lowered from time to time pursuant to the terms of the Amended Credit Agreement. The existing swing line sublimit and letter of credit sublimit under the Amended Credit Agreement remain available to the U.S. Borrower (and not to Adtran Networks). Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Amended Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

All U.S. borrowings under the Amended Credit Agreement bear interest at a rate tied to the Base Rate (as defined in the Amended Credit Agreement) or SOFR, at the Company’s option, and all E.U. borrowings bear interest at a rate tied to the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent), in each case plus applicable margins which vary based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Amended Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable. As of June 30, 2025, the weighted average interest rate on our revolving credit agreements was 8.55%.

The Company made certain representations and warranties to the lenders in the Amended Credit Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a “Springing Covenant Period,” as defined below) and a Consolidated Fixed Charge Coverage Ratio of 1.25x (as such ratios are defined in the Amended Credit Agreement). A “Springing Covenant Event” occurs when at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of August 9, 2023 have been tendered and purchased by the Company. Upon the occurrence of a Springing Covenant Event, the Company will enter a “Springing Covenant Period”, defined as the fiscal quarter in which a Springing Covenant Event occurs and the three (3) consecutive fiscal quarters thereafter. During a Springing Covenant Period, the Company’s leverage ratios are increased. In addition, the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. In connection with Amendment No. 5, the Company informed the Administrative Agent that the financial statements and the compliance certificates previously delivered by the Company with respect to the fiscal quarters ended June 30, 2024 and September 30, 2024 contained errors and the Consolidated Fixed Charge Coverage Ratio for each of those quarters, after giving effect to the correction of such errors, was less than 1.25 to 1.00. Upon the execution of Amendment No. 5, the lenders waived the existing events of default with respect to the fiscal quarters ended June 30, 2024 and September 30, 2024. As of June 30, 2025, the Company was in compliance with all covenants.

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

Operating Activities

Net cash provided by operating activities of $75.3 million during the six months ended June 30, 2025, improved by $17.5 million compared to net cash provided by operating activities of $57.8 million during the six months ended June 30, 2024. The increase was primarily due to reduced net loss for the six months ended June 30, 2025 and 2024, excluding the goodwill impairment charge of $297.4 million, offset by increased net cash inflows from working capital. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable decreased 7.4% from $178.0 million as of December 31, 2024, to $164.8 million as of June 30, 2025. There was an allowance for credit losses of $1.3 million as of June 30, 2025, and $1.3 million as of December 31, 2024. The decrease in net accounts receivable was due primarily to a reduction in DSO. Quarterly accounts receivable DSO decreased from 67 days as of December 31, 2024, to 57 days as of June 30, 2025 and was primarily driven by customer and geographical mix of commercial terms.

Other receivables decreased 14.5% from $9.8 million as of December 31, 2024, to $8.4 million as of June 30, 2025. The decrease in other receivables was primarily attributable to a decrease in sales of raw materials.

Quarterly inventory turnover was 2.3 turns as of December 31, 2024, and 2.7 turns as of June 30, 2025. The increase in inventory turnover was primarily attributable to increased volume of sales activity due to a return of normalized customer spending and utilization of buffer stock. Inventory decreased 8.2% from $261.6 million as of December 31, 2024, to $240.1 million as of June 30, 2025. The decrease in inventory was primarily due to a reduction in component purchases due to improved lead time and utilization of buffer stock. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory for customer demand and improve working capital.

Accounts payable increased 3.8% from $171.8 million as of December 31, 2024, to $178.3 million as of June 30, 2025. Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $32.5 million and $30.7 million for the six months ended June 30, 2025 and 2024, respectively. The increase in capital expenditures for the six months ended June 30, 2025, was primarily attributable to increases in expenditures related to developed technology, equipment and building improvements.

Our long-term investments increased 3.3% from $32.1 million as of December 31, 2024, to $33.1 million as of June 30, 2025. Our investments include various marketable equity securities classified as long-term investments with a fair market value of $1.1 million as of June 30, 2025, and December 31, 2024. Long-term investments as of June 30, 2025, and December 31, 2024, also included $32.0 million and $31.0 million, respectively, related to our deferred compensation plans. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

Stock Repurchase Program

There were no stock repurchases during the periods ended June 30, 2025, and 2024, and there currently is no authorized stock repurchase program for the repurchase of ADTRAN Holdings, Inc. shares.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 0.2 million and 36 thousand shares of common stock which resulted in proceeds of $1.2 million and $0.2 million during the six months ended June 30, 2025 and 2024, respectively.

Pension Plans

We maintain defined benefit pension plans covering employees in certain foreign countries. The net amounts recognized in the Condensed Consolidated Balance Sheets for the unfunded pension liability as of June 30, 2025 and December 31, 2024 were as follows:

		As of	As of
(In thousands)	Balance Sheet Location	June 30, 2025	December 31, 2024
Non-current pension asset	Other non-current assets	$588	$517
Current pension liability	Accrued wages and benefits	(345)	(303)
Non-current pension liability	Non-current pension liability	(9,686)	(8,983)
Total		$(9,443)	$(8,769)

For additional information, see Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Deferred Compensation Programs

We maintain two deferred compensation programs for certain employees. The fair value of the assets held by the deferred compensation programs totaled $32.0 million and $31.0 million as of June 30, 2025, and December 31, 2024, respectively, and is included in long-term investments on the Condensed Consolidated Balance Sheets. The amounts payable to the deferred compensation program participants totaled $34.4 million and $33.2 million as of June 30, 2025, and December 31, 2024, respectively. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements

We have exposure to credit losses from off-balance sheet exposures, to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds, where we believe the risk of loss is immaterial to our financial statements as of June 30, 2025. Otherwise, we do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Note 16 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Cash Requirements

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of June 30, 2025, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied (but excluding payments that may be made pursuant to the DPLTA, which is discussed below). Other than operating lease obligations, the cash requirements table excludes interest payments.

(In thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Wells Fargo credit agreement(1)	$190,180	$—	$—	$190,180	$—	$—	$—
Purchase obligations(2)	192,693	164,411	26,845	1,312	125	—	—
Operating lease obligations(3)	44,323	4,839	8,750	7,728	6,642	3,683	12,681
Totals	$427,196	$169,250	$35,595	$199,220	$6,767	$3,683	$12,681

(1) See description below.

(2) We have purchase obligations related to open purchase orders to our contract manufacturers, ODMs, component suppliers, service partners and other vendors. The settlement of our purchase obligations will occur at various dates beginning in 2025 and going through 2028. see Note 16 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item I of the report for more information

(3) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Our operating leases have remaining lease terms ranging from 1 month to 161 months as of June 30, 2025.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into the Credit Agreement with the Administrative Agent and the other lenders named therein. The Credit Agreement was subsequently amended five times. As of June 30, 2025, the Company's borrowings under the revolving line of credit were $190.2 million, of which approximately $165.0 million were borrowed by ADTRAN, Inc. and $25.2 million were borrowed under the Subline by Adtran Networks. As of June 30 2025, the Company was limited to additional borrowings of $66.8 million based on debt covenant compliance metrics. The Credit Facility matures in July 2027; however, the Company may request extensions subject to customary conditions. See Note 10 and 16 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report and “Liquidity and Capital Resources - Wells Fargo Credit Facility” in Part I, Item 2 of this report for additional information.

Receivables Purchase Arrangements

On July 1, 2024, the Company entered into a Factoring Agreement with the Factor, which accelerates receivable collection and helps to better manage cash flow. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. Total accounts receivables factored as of June 30, 2025, totaled $18.4 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account.

On December 19, 2023, the Company entered into the Prior Factoring Agreement with a third-party financial institution which qualified for treatment as a secured borrowing with a pledge of collateral under Accounting Standards Codification Topic 810, Consolidation. The Prior Factoring Agreement was terminated on July 1, 2024. See Note 2 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 2.27% as of June 30, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €326.8 million or $385.2 million, based on an exchange rate as of June 30, 2025, and reflecting interest accrued through June 30, 2025 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). The court has decided a procedural matter in the DPLTA appraisal proceedings; the parties may or may not choose to appeal such decision, if able, and the proceeding for the trial on the merits of the DPLTA will continue. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.5 million or $10.0 million (based on the exchange rate as of June 30, 2025) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 27, 2025, and therefore, the Annual Recurring Compensation in the amount of $10.1 million was paid on July 1, 2025. During the three months ended June 30, 2025 and 2024, we accrued $2.4 million and $2.5 million, respectively, in Annual Recurring Compensation. During the six months ended June 30, 2025 and 2024, we accrued $4.8 million and $5.0 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares. For the three and six months ended June 30, 2025, approximately 0.9 million shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three months and six months ended June 30, 2024, approximately one thousand shares of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €19 thousand and €23 thousand, respectively, or $20 thousand and $25 thousand, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

As of June 30, 2025 we held 35,706,698 no-par value bearer shares of Adtran Networks, representing 68.6% of Adtran Networks outstanding shares as of June 30, 2025.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which incorporated by reference to Exhibit 10.5 included in our Form 10-K.

Business Efficiency Program

On November 6, 2023, due to the uncertainty around the then current macroeconomic environment and its impact on customer spending levels, the Company’s management decided to implement a Business Efficiency Program targeting the reduction of ongoing operating expenses and focusing on capital efficiency. This included certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments and the sale of owned real estate (including the sale of our headquarters in Huntsville), inventory write downs from product discontinuances, and the suspension of the quarterly dividend. The Business Efficiency Program was completed as of December 31, 2024.

We did not incur any Business Efficiency Program costs during the three and six months ended June 30, 2025. The Company reduced previously accrued costs by $0.3 million during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, we recognized $17.5 million, and $34.6 million of costs related to the Business Efficiency Program. Future cash payments include previously accrued severance and outplacement fees, as well as site consolidation costs that are anticipated to be approximately $2.6 million.

Other Cash Requirements

During the six months ended June 30, 2025, other than the Exit Compensation payments, Annual Recurring Compensation under the DPLTA, and receivables purchase arrangements there have been no other material changes in cash requirements from those discussed in the 2024 Form 10-K/A and our cash requirements table shown in Liquidity and Capital Resources above.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2025, and December 31, 2024, we had commitments related to these bonds totaling $16.9 million and $15.7 million, respectively, which expire at various dates through April 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Critical Accounting Policies and Estimates

Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. Several accounting policies, as described in Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, require material subjective or complex judgment and have a significant impact on our financial condition and results of operations, as applicable. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the six months ended June 30, 2025, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2024 Form 10-K/A.

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

We maintain depository investments with certain financial institutions. As of June 30, 2025, $102.0 million of our cash and cash equivalents, primarily foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

Interest Rate Risk

As of June 30, 2025, we held $0.6 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of June 30, 2025, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. As of June 30, 2025, the carrying amounts of our revolving credit agreements totaled $190.2 million where a change in interest rates would impact our interest expense. A hypothetical 50 basis point increase in interest rates as of June 30, 2025, assuming all other variables remain constant, would increase our interest expense by $1.0 million annually. The analysis covers our debt and investments. The analyses use actual or approximate maturities for the debt and investments. The discount rates used were based on the market interest rates in effect at June 30, 2025.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, operating expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with the euro and the British pound. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary's functional currency or certain other local currency. The majority of our global supply chain predominately makes payments in U.S. dollars and some of our operating expenses are paid in certain local currencies (approximately 43.9% of total operating expense for the period ended June 30, 2025, respectively). Therefore, our revenue, gross margins, operating expenses and operating loss are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating loss. For the six months ended June 30, 2025, the effect of a hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $7.0 million. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of June 30, 2025, due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $6.3 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $14.4 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary.

As of June 30, 2025, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities denominated in foreign currencies. As of June 30, 2025, we had 1 forward contract outstanding with a fair value of $0.1 million. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. We do not use foreign currency contracts for speculative or trading purposes. Hedging of our currency exposures may not always be effective to protect us against currency exchange rate fluctuations.

For further information about the fair value of our investments as of June 30, 2025, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2025.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025, management determined that there were deficiencies in Adtran’s internal control over financial reporting that constituted material weaknesses that continue to exist as of June 30, 2025. Such material weaknesses were as follows:

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

Management’s Remediation Efforts

To remediate the material weaknesses in Adtran’s internal control over financial reporting related to the risks of material misstatement, including financial statement preparation, presentation and disclosure of transactions and the non-controlling interest, Adtran has begun to implement its remediation plan that included the introduction of new or enhanced controls over the reconciliation and review of Adtran's consolidated financial statements, global identification and reassessment of all key processes and controls, increased training and awareness of control activities, and increased scrutiny on control performance and documentation standards. Adtran's management believes that the continuation of its remediation plan along with the foregoing actions will support the improvement of the Company’s internal control over financial reporting, and, through its efforts to identify, design, and implement the necessary control activities, will be effective in remediating such material weaknesses.

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

To remediate the material weakness relating to the communication of accurate information internally and with those charged with governance, Adtran has begun to implement a remediation plan that includes the establishment of a cross-functional internal control and communication policy, the consolidation and refinement of reporting processes, the implementation of a centralized communication platform, enhanced internal control policies, training sessions for personnel on internal control expectations, and the strengthening of the internal audit function’s role in testing the effectiveness of communication-related controls on a periodic basis.

To remediate the material weakness relating to maintaining effective controls over an inventory suspense account, Adtran has implemented a remediation plan that includes the re-design of Adtran’s reconciliation workflow for inventory and cost of goods sold accounts, enhanced ERP system configurations, customized reconciliation tools that provide exception-based reporting, training sessions for personnel on inventory and cost of goods sold recognition principles, enhanced review and oversight through a formal review process within an automated reconciliation tool and enhanced review procedures.

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
•
compliance with a wide variety of provincial, state, national and international laws and regulations applicable to the collection, use, retention, protection, disclosure, transfer and other processing of data, including personal data. Foreign data protection, privacy and other laws and regulations, including GDPR, are often more restrictive than those in the U.S. These data protection and privacy-related laws and regulations are varied, evolving, can be subject to significant change, may be augmented or replaced by new or additional laws and regulations and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, within the past three years, numerous states have adopted or are in the process of adopting various privacy-related laws and regulations. In addition, on July 16, 2020, the Court of Justice of the European Union issued a decision that invalidated the EU-U.S. Privacy Shield framework as a basis for transfers of personal data from the EU to the U.S., resulting in uncertainty and potential additional compliance obligations to ensure that a valid basis under the GDPR exists for these data transfers. Since that time, the E.U. and U.S. have developed the successor E.U.-U.S. Data Privacy Framework to address the 2020 decision, and on July 10, 2023, the European Commission issued an adequacy decision for the EU-US Data Privacy Framework, which entered in force on July 11, 2023; however, there are indications there may be legal challenges to the decision. If the European Commission concludes in the future that the required level of protection is no longer ensured, the European Commission has the power to propose the suspension, amendment or repeal of any adequacy decision. Additionally, the European Commission published revised standard contractual clauses for data transfers from the European Economic Area in 2021, which were required to go into effect by December 2022. Finally, the U.K. has enacted a version of the GDPR the implementation of which occurred by way of the Data Protection Act 2018, collectively referred to as the "U.K. GDPR." In June 2025 the U.K. enacted the Data (Use and Access) Act 2025 (“DUAA”). The DUAA amends the U.K.GDPR and may create additional operational burdens for affected companies. Uncertainty remains, however, regarding how aspects of data protection in the U.K. will be handled in the medium to long term. There is also a risk that we, directly or as the result of a third-party Service Provider we use, could be found to have failed to comply with the laws and regulations applicable in a jurisdiction regarding the collection, consent, handling, transfer or disposal of personal data. In addition to the U.S. and Europe, we do business in numerous other countries around the globe. Those countries and jurisdictions may have, currently or in the future, data protection or privacy laws or regulations with similar or additional requirements, resulting in increased compliance costs and regulatory risk.

•
the FCPA, which prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of directing, obtaining or keeping business, and requires companies to maintain reasonable books and records and a system of internal accounting controls. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by employees, strategic or local partners or other representatives. On February 10, 2025, the U.S. government temporarily paused the enforcement of the FCPA. On June 9, 2025, the U.S. Department of Justice issued new guidelines for the enforcement of the FCPA, focusing on a narrower range of misconduct than prosecutors have previously targeted while prioritizing prosecution of individuals engaging in criminal misconduct.
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

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. During the first half of 2025 and into July 2025, the U.S. introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. For example, the U.S. government is currently considering increasing import tariffs on various products and components, including semiconductors, and it recently increased tariffs on imports of certain critical raw minerals and derivative products relevant to our business and products. These tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, and other foreign governments may impose further trade measures, including reciprocal tariffs, on certain U.S. goods in the future. Because not all products can be sourced in all countries, we expect to experience increased costs in our supply chain as a result of such tariffs, which may lead to reduced margins or increased prices. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S. or exported to other countries, tax policy related to international commerce, increased export control, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. Related costs and the uncertainty during transition periods could lead to changes in buying behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability.

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

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. In May 2025, the U.S. Department of Justice announced that trade and customs fraud, including tariff evasion, is a high-impact area and designated it as an enforcement priority area. Additionally, the imposition of tariffs is dependent upon the classification of items under the Harmonized Tariff System (“HTS”) and the country of origin of the item. Determination of the HTS and the origin of the item is a technical matter that can be subjective in nature. Accordingly, although we believe our classifications of both HTS and origin are appropriate, there is no certainty that the U.S. government will agree with us. If the U.S. government does not agree with our determinations, we could be required to pay additional amounts, including potential penalties, and our profitability would be adversely impacted.

Finally, tariffs on our customers’ products may adversely affect our gross profit margins in the future due to the potential for increased pressure on our selling prices by customers seeking to offset the impact of tariffs on their own products. In addition, tariffs could make our products less attractive relative to products offered by competitors, which may not be subject to similar tariffs. In reaction to the increased tariffs, customers may elect to reduce spending, renegotiate contracts, defer orders or delivery of existing orders, or shift purchases to other vendors, each of which would adversely impact our financial results and competitive position with customers. Increases in tariffs on imported goods or the failure to resolve current international trade disputes could further decrease demand and have a material adverse effect on our business and operating results.

We have taken steps, and may take additional steps, to attempt to mitigate the impact of tariffs on our business, including by availing ourselves of certain exemptions to tariffs; by making changes to our supply chain practices, sources of supply, or manufacturing locations; and by passing the cost of tariffs to customers. These changes could take considerable time to implement, result in significant costs, and cause supply chain delays or disruption.

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

Moreover, on July 4, 2025, President Trump signed H.R. 1, Republicans’ “One Big Beautiful Bill,” into law. The bill increased the federal government’s debt limit by $5 trillion, making it unlikely that the limit will be reached in the immediate future. The effects of the bill and the continued budget deficits enabled thereunder remain uncertain.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2025, we did not repurchase any shares of our common stock. As of June 30, 2025, there is no current authorization to repurchase common stock.

ITEM 5. OTHER INFORMATION

2026 Annual Meeting of Stockholders

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2025, on July 29, 2025, the Board set the date for the Company’s 2026 Annual Meeting as May 13, 2026. The meeting will be a virtual meeting conducted by live webcast on the internet. Additional details regarding the 2026 Annual Meeting, including the time and matters to be voted upon, will be set forth in the Company’s definitive proxy statement for the 2026 Annual Meeting to be filed with the SEC.

As the date of the 2026 Annual Meeting has changed by more than 30 days from the one-year anniversary of the 2025 Annual Meeting, the Company is informing stockholders of this change in accordance with Rule 14a-5(f) under the Exchange Act, and it is also informing stockholders of the new dates described below for submitting stockholder proposals and other matters.

Pursuant to Rule 14a-8 of the Exchange Act, any stockholder intending to present a proposal for inclusion in the proxy statement for the 2026 Annual Meeting must provide timely written notice of the proposal to us at ADTRAN Holdings, Inc., Attn: Corporate Secretary, 901 Explorer Boulevard, Huntsville, Alabama 35806, along with proof of ownership of our stock in accordance with Rule 14a‑8(b)(2). The Company must receive the proposal by December 1, 2025 for possible inclusion in the proxy statement, which the Board has determined to be a reasonable time before the Company expects to begin to print and send its proxy materials in accordance with Rule 14a-8(e). The December 1, 2025 deadline also applies in determining whether notice of a shareholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c)(1) of the Exchange Act.

Additionally, under the Company’s bylaws, any stockholder of record intending to nominate a candidate for election to the Board or to propose any business at the 2026 Annual Meeting must give timely written notice to us at ADTRAN Holdings, Inc., Attn: Corporate Secretary, 901 Explorer Boulevard, Huntsville, Alabama 35806. A nomination or proposal for the 2026 Annual Meeting will be considered timely if it is received no earlier than January 13, 2026 (the 120th day prior to the 2026 Annual Meeting) and no later than the close of business on February 12, 2026 (the later of the 90th day prior to the 2026 Annual Meeting and the 10th day following the day on which public announcement of the date of the 2026 Annual Meeting is first made). In no event shall the adjournment or postponement of the 2026 Annual Meeting commence a new time period (or extend any time period) for the giving of a stockholder’s notice with respect to a nomination or proposal for the 2026 Annual Meeting. The notice of nomination or proposal, including any notice of a proposal for inclusion in the proxy statement described in the paragraph above, must detail the information specified in the Company’s bylaws and comply with Delaware law and the applicable rules of the SEC. The Company will not entertain any proposals or nominations at the 2026 Annual Meeting that do not meet the requirements set forth in its bylaws. In addition to satisfying the requirements under our bylaws, to comply with the SEC’s universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees at the 2026 Annual Meeting must provide notice to the Company that complies with the informational requirements of Rule 14a-19 under the Exchange Act.

(a) Not applicable

(b) Not applicable

(c) Insider Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to ADTRAN's Form 8-K filed July 8, 2022)

3.2	Second Amended and Restated Bylaws of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed October 24, 2023)

10.1*	Settlement Agreement, dated May 12, 2025, by and between Adtran Networks SE and Ulrich Dopfer

10.2*	Form of Restricted Stock Unit Agreement for CEO under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan

10.3*	Form of Market-Based Performance Stock Unit Agreement for CEO under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan

10.4*	Form of Performance Share Agreement for CEO under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan

31*	Rule 13a-14(a)/15d-14(a) Certifications

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Loss for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN Holdings, Inc.

Date: August 5, 2025	/s/ Timothy Santo
Timothy Santo
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)