Form 10-Q
period 2025-09-30
ADTRAN Holdings, Inc.
filed 2025-11-04
CIK 926282

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 80,115,995 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q

For the three and nine months ended September 30, 2025

Table of Contents

Item Number		Page Number
	Glossary of Selected Terms	3
	General	4
	Cautionary Note Regarding Forward-Looking Statements	4
	PART I. FINANCIAL INFORMATION

1	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 – (Unaudited)	7
	Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2025 and 2024 (Restated) – (Unaudited)	8
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2025 and 2024 (Restated) – (Unaudited)	9
	Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024, for the three months ended June 30, 2025 and 2024 and for the three months ended September 30, 2025 and 2024 (Restated) (Unaudited)	10
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Restated) – (Unaudited)	12
	Notes to Condensed Consolidated Financial Statements – (Unaudited)	13
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
3	Quantitative and Qualitative Disclosures About Market Risk	60
4	Controls and Procedures	61

	PART II. OTHER INFORMATION
1	Legal Proceedings	63
1A	Risk Factors	63
2	Unregistered Sales of Equity Securities and Use of Proceeds	69
5	Other Information	70
6	Exhibits	71
	SIGNATURE	72

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

Risks Related to our Convertible Senior Notes (the “2030 Notes” or the “Notes”) and Capped Call Transactions (the “Capped Calls”)

•
Our indebtedness and liabilities could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations. In addition, if we are unable to raise additional capital and/or restructure some of our existing indebtedness, we may be unable to meet our obligations as they come due, including with respect to the 2030 Notes.
•
We may be unable to raise the funds necessary to repurchase the 2030 Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the 2030 Notes, and our other indebtedness may limit our ability to repurchase the 2030 Notes or to pay any cash amounts due upon their maturity or conversion.
•
Provisions in the Indenture (as defined below) could delay or prevent an otherwise beneficial takeover of us.
•
The accounting method for the 2030 Notes has and may continue to adversely affect our reported financial condition and results.
•
Transactions relating to our 2030 Notes may affect the value of our common stock.
•
We are subject to counterparty risk with respect to the Capped Calls, and the Capped Calls may not operate as planned.

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
•
Further downgrades of the U.S. credit rating, automatic spending cuts, the current government shutdown or future government shutdowns could negatively impact our liquidity, financial condition and earnings.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$93,682	$76,021
Restricted cash	7,547	—
Accounts receivable, less allowance for credit losses of $1,237 and $1,300 as of September 30, 2025 and December 31, 2024, respectively	178,621	178,030
Other receivables	8,709	9,775
Inventory, net	223,755	261,557
Income tax receivable	6,478	5,461
Prepaid expenses and other current assets	72,424	56,395
Assets held for sale	11,901	11,901
Total Current Assets	603,117	599,140
Property, plant and equipment, net	121,465	106,454
Goodwill	59,919	52,918
Intangible assets, net	302,281	284,893
Deferred tax assets	17,826	17,826
Other non-current assets	69,021	78,128
Long-term investments	35,279	32,060
Total Assets	$1,208,908	$1,171,419
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$188,947	$171,825
Unearned revenue	57,563	52,701
Accrued expenses and other liabilities	30,544	34,158
Accrued wages and benefits	29,245	32,853
Income tax payable	1,453	1,936
Total Current Liabilities	307,752	293,473
Non-current revolving credit agreement	25,023	189,576
Non-current convertible senior notes, net of debt issuance costs	192,859	—
Deferred tax liabilities	32,299	30,372
Non-current unearned revenue	23,196	22,065
Non-current pension liability	9,725	8,983
Deferred compensation liability	36,684	33,203
Non-current lease obligations	25,950	25,925
Other non-current liabilities	11,749	17,928
Total Liabilities	665,237	621,525
Commitments and contingencies (see Note 18)
Redeemable Non-Controlling Interest	402,088	422,943
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 80,093 shares issued and 79,831 outstanding as of September 30, 2025 and 79,483 shares issued and 79,218 outstanding as of December 31, 2024	801	795
Additional paid-in capital	799,949	808,913
Accumulated other comprehensive income	74,655	11,254
Retained deficit	(728,714)	(688,813)
Less treasury stock at cost: 262 and 266 shares as of September 30, 2025 and December 31, 2024, respectively	(5,108)	(5,198)
Total Equity	141,583	126,951
Total Liabilities and Equity	$1,208,908	$1,171,419

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024 (Restated)	2025	2024 (Restated)
Revenue
Network Solutions	$232,543	$181,488	$654,258	$541,955
Services & Support	46,892	46,216	137,989	137,913
Total Revenue	279,435	227,704	792,247	679,868
Cost of Revenue
Network Solutions	153,107	128,320	434,669	381,359
Network Solutions - charges and inventory write-down	—	(328)	—	8,597
Services & Support	19,202	16,678	56,352	55,304
Total Cost of Revenue	172,309	144,670	491,021	445,260
Gross Profit	107,126	83,034	301,226	234,608
Selling, general and administrative expenses	58,234	57,550	168,866	175,905
Research and development expenses	51,680	51,577	152,434	172,144
Goodwill impairment	—	—	—	297,353
Operating Loss	(2,788)	(26,093)	(20,074)	(410,794)
Interest and dividend income	291	664	618	1,427
Interest expense	(5,499)	(5,679)	(14,824)	(17,183)
Net investment gain	2,186	1,382	3,575	4,507
Other income (expense), net	(745)	(850)	(2,437)	(441)
Loss Before Income Taxes	(6,555)	(30,576)	(33,142)	(422,484)
Income tax (expense) benefit	(1,202)	(390)	(1,821)	16,121
Net Loss	$(7,757)	$(30,966)	$(34,963)	$(406,363)
Less: Net Income attributable to non-controlling interest(1)	2,505	2,382	7,097	7,417
Net Loss attributable to ADTRAN Holdings, Inc.	$(10,262)	$(33,348)	$(42,060)	$(413,780)

Weighted average shares outstanding – basic	79,803	78,952	79,696	78,873
Weighted average shares outstanding – diluted	79,803	78,952	79,696	78,873

Loss per common share attributable to ADTRAN Holdings, Inc. – basic(2)	$(0.12)	$(0.38)	$(0.50)	$(5.21)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted(2)	$(0.12)	$(0.38)	$(0.50)	$(5.21)

(1) For the three and nine months ended September 30, 2025 we accrued $2.5 million and $7.5 million, respectively, net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA. For the three and nine months ended September 30, 2024, we accrued $2.4 million and $7.4 million, respectively, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA.

(2) Loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted - reflects a $0.5 million and a $2.0 million effect of redemption of RNCI for the three and nine months ended September 30, 2025, respectively, and a $3.0 million effect of redemption of RNCI for the three and nine months ended September 30, 2024. See Note 16 for additional information.

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024 (Restated)	2025	2024 (Restated)
Net Loss	$(7,757)	$(30,966)	$(34,963)	$(406,363)
Other Comprehensive (Loss) Income, net of tax
Defined benefit plan adjustments	(6)	109	393	42
Foreign currency translation (loss) gain	(3,694)	18,802	63,008	(411)
Other Comprehensive (Loss) Income, net of tax	(3,700)	18,911	63,401	(369)
Comprehensive (Loss) Income, net of tax	(11,457)	(12,055)	28,438	(406,732)
Less: Comprehensive Income attributable to non-controlling interest	2,505	2,382	7,097	7,417
Comprehensive (Loss) Income attributable to ADTRAN Holdings, Inc., net of tax	$(13,962)	$(14,437)	$21,341	$(414,149)

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2024	79,483	$795	$808,913	$(688,813)	$(5,198)	$11,254	$126,951
Net loss	—	—	—	(8,948)	—	—	(8,948)
Annual recurring compensation earned	—	—	—	(2,319)	—	—	(2,319)
Other comprehensive income, net of tax	—	—	—	—	—	20,378	20,378
Deferred compensation adjustments, net of tax	—	—	(52)	—	90	—	38
ADTRAN RSUs and restricted stock vested	373	4	—	(1,174)	—	—	(1,170)
ADTRAN stock options exercised	113	1	—	755	—	—	756
ADTRAN stock-based compensation expense	—	—	2,062	—	—	—	2,062
Redemption of redeemable non-controlling interest	—	—	—	(3)	—	—	(3)
Adtran Networks Stock-based compensation expense	—	—	1,148	—	—	—	1,148
Balance as of March 31, 2025	79,969	$800	$812,071	$(700,502)	$(5,108)	$31,632	$138,893
Net loss	—	—	—	(18,258)	—	—	(18,258)
Annual recurring compensation earned	—	—	—	(2,273)	—	—	(2,273)
Other comprehensive income, net of tax	—	—	—	—	—	46,723	46,723
ADTRAN RSUs and restricted stock vested	12	—	—	(54)	—	—	(54)
ADTRAN stock options exercised	60	—	—	410	—	—	410
ADTRAN stock-based compensation expense	—	—	2,678	—	—	—	2,678
Redemption of redeemable non-controlling interest	—	—	—	1,494	—	—	1,494
Balance as of June 30, 2025	80,041	$800	$814,749	$(719,183)	$(5,108)	$78,355	$169,613
Net loss	—	—	—	(7,757)	—	—	(7,757)
Annual recurring compensation earned	—	—	—	(2,505)	—	—	(2,505)
Other comprehensive loss, net of tax	—	—	—	—	—	(3,700)	(3,700)
ADTRAN RSUs and restricted stock vested	8	—	—	(57)	—	—	(57)
ADTRAN stock options exercised	44	1	—	269	—	—	270
ADTRAN stock-based compensation expense	—	—	2,850	—	—	—	2,850
Purchase of capped calls related to the convertible senior notes	—	—	(17,650)	—	—	—	(17,650)
Redemption of redeemable non-controlling interest	—	—	—	519	—	—	519
Balance as of September 30, 2025	80,093	$801	$799,949	$(728,714)	$(5,108)	$74,655	$141,583

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2023	78,970	$790	$794,468	$(231,706)	$(5,825)	$47,530	$605,257
Net loss	—	—	—	(328,235)	—	—	(328,235)
Annual recurring compensation earned	—	—	—	(2,531)	—	—	(2,531)
Other comprehensive loss, net of tax	—	—	—	—	—	(17,833)	(17,833)
Deferred compensation adjustments, net of tax	—	—	(368)	3	627	—	262
ADTRAN RSUs and restricted stock vested	110	1	—	(243)	—	—	(242)
ADTRAN stock options exercised	36	—	—	219	—	—	219
ADTRAN stock-based compensation expense	—	—	3,957	—	—	—	3,957
Redemption of redeemable non-controlling interest	—	—	—	1	—	—	1
Adtran Networks stock-based compensation expense	—	—	(6)	—	—	—	(6)
Balance as of March 31, 2024	79,116	$791	$798,051	$(562,492)	$(5,198)	$29,697	$260,849
Net loss				(47,162)	—	—	(47,162)
Annual recurring compensation earned	—	—	—	(2,504)	—	—	(2,504)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,382)	(1,382)
Deferred compensation adjustments, net of tax	—	—	—	(3)	—	—	(3)
ADTRAN RSUs and restricted stock vested	5	—	—	(16)	—	—	(16)
ADTRAN stock-based compensation expense	—	—	3,836	—	—	—	3,836
Redemption of redeemable non-controlling interest	—	—	—	4	—	—	4
Adtran Networks stock-based compensation expense	—	—	—	6	—	—	6
Balance as of June 30, 2024	79,121	$791	$801,887	$(612,167)	$(5,198)	$28,315	$213,628
Net loss	—	—	—	(30,966)	—	—	(30,966)
Annual recurring compensation earned	—	—	—	(2,382)	—	—	(2,382)
Other comprehensive loss, net of tax	—	—	—	—	—	18,911	18,911
ADTRAN RSUs and restricted stock vested	112	1	—	(245)	—	—	(244)
ADTRAN stock-based compensation expense	—	—	3,623	—	—	—	3,623
Redemption of redeemable non-controlling interest	—	—	—	2,976	—	—	2,976
Adtran Networks stock-based compensation expense	—	—	32	—	—	—	32
Balance as of September 30, 2024 (Restated)	79,233	$792	$805,542	$(642,784)	$(5,198)	$47,226	$205,578

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024 (Restated)
Cash flows from operating activities:
Net loss	$(34,963)	$(406,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,316	67,894
Goodwill impairment	—	297,353
Amortization of revolving credit facility issuance costs	975	1,013
Amortization of convertible notes issuance costs	45	—
Gain on investments, net	(3,828)	(4,238)
Net loss on disposal of property, plant and equipment	38	203
Stock-based compensation expense	8,738	11,482
Deferred income taxes	715	(13,399)
Other, net	—	(267)
Inventory write down - business efficiency program	—	4,135
Inventory reserves	8,754	6,667
Changes in operating assets and liabilities:
Accounts receivable, net	12,295	59,446
Other receivables	1,769	4,875
Income taxes receivable	(752)	(947)
Inventory	45,426	73,887
Prepaid expenses, other current assets and other assets	7,162	(22,164)
Accounts payable	585	9,697
Accrued expenses and other liabilities	(26,589)	15,034
Income taxes payable	(1,157)	(3,175)
Net cash provided by operating activities	87,529	101,133

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,066)	(31,168)
Purchases of intangibles - developed technology	(29,491)	(19,669)
Proceeds from sales and maturities of available-for-sale investments	960	1,195
Purchases of available-for-sale investments	(318)	(195)
Payments for beneficial interest in securitized accounts receivable	(232)	282
Net cash used in investing activities	(49,147)	(49,555)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(1,313)	(189)
Proceeds from stock option exercises	1,434	219
Proceeds from receivables purchase agreement	—	68,556
Repayments on receivables purchase agreement	—	(83,772)
Proceeds from draw on revolving credit agreement	24,000	—
Repayment of revolving credit agreement	(189,000)	(5,000)
Proceeds from issuance of convertible notes	201,250	—
Payment for redemption of redeemable non-controlling interest	(19,364)	(17,395)
Payment of annual recurring compensation to non-controlling interest	(10,053)	(10,084)
Payments for capped call transactions related to convertible senior notes	(17,650)	—
Payment of debt issuance costs on revolving credit facility and convertible notes	(7,350)	(1,994)
Net cash used in financing activities	(18,046)	(49,659)

Net increase in cash, cash equivalents and restricted cash	20,336	1,919
Effect of exchange rate changes	4,872	(630)
Cash and cash equivalents, beginning of period	76,021	87,167
Cash, cash equivalents and restricted cash, end of period	$101,229	$88,456

Supplemental disclosure of cash financing activities:
Cash paid for interest expense	$13,335	$18,225
Cash paid for income taxes, net of refunds	$2,407	$9,122
Cash used in operating activities related to operating leases	$7,737	$7,380
Supplemental disclosure of non-cash investing and financing activities:
Redemption of redeemable non-controlling interest	$2,010	$2,976
Right-of-use assets obtained in exchange for lease obligations	$3,689	$2,122
Purchases of property, plant and equipment included in accounts payable	$4,874	$952
Purchases of property, plant and equipment included in other non-current liabilities	$5,157	$—
Debt issuance costs included in accrued expenses and other liabilities	$1,493	$—

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

Liquidity, Domination and Profit and Loss Transfer Agreement, Notes Offering and Credit Facility

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us recurring compensation in cash of €0.52 per share for each full fiscal year of Adtran Networks (the "Annual Recurring Compensation"), or (2) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share, plus guaranteed interest (the "Exit Compensation"). The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of September 30, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €322.7 million or $378.7 million, based on an exchange rate as of September 30, 2025, and reflecting interest accrued through September 30, 2025 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.5 million (or $10.0 million based on the exchange rate as of September 30, 2025) per year assuming none of the minority Adtran Networks shareholders as of September 30, 2025 were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in the German court. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 27, 2025 and, therefore, the Annual Recurring Compensation was paid on July 1, 2025. During the three months ended September 30, 2025 and 2024, we accrued $2.5 million and $2.4 million, respectively, in Annual Recurring Compensation. During the nine months ended September 30, 2025 and 2024, we accrued $7.5 million and $7.4 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended six times. The Company had access to $319.2 million on its Credit Facility for future borrowings; however, as of September 30, 2025, the Company was limited to additional borrowings of $232.0 million based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a Springing Covenant Period) and a Consolidated Fixed Charge Coverage Ratio of 1.25x (as such terms are defined in the Credit Agreement). In addition, during a Springing Covenant Period the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. See Note 11, Credit Agreement for additional information regarding the terms of the Wells Fargo Credit Agreement.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares.

As of September 30, 2025, and as of the date of issuance of these financial statements, the Company has sufficient liquidity to meet a majority of its payment obligations under the DPLTA pertaining to Exit Compensation. For the three and nine months ended September 30, 2025, less than one thousand shares and approximately 0.9 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million or $19.9 million based on the applicable exchange rates at the time of the transactions being paid to Adtran Networks shareholders. For the three and nine months ended September 30, 2024, approximately 0.8 million shares of Adtran Networks stock were tendered to the Company. This resulted in Exit Compensation payments of approximately €15.7 million, or $17.4 million, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and we do not expect the final decision to be published within the next 12 months; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the fact the date of a decision by the court on the merits of the case is uncertain, it will most likely take a minimum of 12 months for a ruling and, thereafter, an expected appeal process will take a further 12-24 months to resolve; (iv) the current guaranteed Annual Recurring Compensation payment; and (v) the current trading value of Adtran Networks shares.

Moreover, on September 19, 2025, the Company issued $201.3 million aggregate principal amount of convertible senior notes due 2030 (the “Notes”). The Notes accrue interest at a rate of 3.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2026. Unless repurchased earlier, redeemed, or converted, the Notes will mature on September 15, 2030. After deducting the initial purchasers’ discounts, commissions, and estimated offering expenses, the Company received net proceeds of $192.8 million. As of September 30, 2025, and as of the date of issuance of these financial statements, management believes that the Company has sufficient liquidity to meet its payment obligations under the Notes through its operating cash flow and the borrowings available under the Credit Agreement.

The Company experienced revenue declines in the year ended December 31, 2024. However, customers began replenishing their inventories to meet increasing demand, and revenue increased throughout the first three quarters of 2025. In 2023, the Company suspended dividend payments and effectuated a business efficiency program (the "Business Efficiency Program"), which targeted the reduction of ongoing operating expenses and focused on enhancing capital efficiency. The Business Efficiency Program was completed as of December 31, 2024. In addition, the Company continues to assess the probability that the sale of its headquarters in Huntsville will occur and has determined it is probable of occurring in the next twelve months.

In summary, the Company believes that its cash, cash equivalents and restricted cash, working capital management initiatives and availability to access cash under the Wells Fargo credit facility will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under both the Notes and the DPLTA, including anticipated levels of Exit Compensation, as well as to support our ability to continue to comply with our debt covenants under the Credit Facility for at least the next twelve months, from the issuance of these financial statements. See Note 11, Credit Agreements, for additional information regarding the terms of the Amendments of the Credit Agreement.

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

In connection with the identification of the Adjustment, the Audit Committee oversaw an internal investigation into the circumstances surrounding the Adjustment and its impact on the Company’s historical financial statements. Based on the findings of the internal investigation, it was determined that the underlying errors giving rise to the Adjustment were not properly addressed in the Company’s previously filed financial statements as of and for the years ended December 31, 2024 and 2023 and were not communicated to the Audit Committee or the independent auditors prior to the filing of the initial 2024 Annual Report on Form 10-K. As described in Part I, Item 4 of this report, the Company is taking certain remedial actions to address the material weaknesses in its internal controls associated with these findings. On August 4, 2025, we received a letter from the Atlanta regional office of the SEC in connection with a non-public, fact-finding inquiry, requesting that we voluntarily provide information regarding the internal investigation.

The identified errors referenced above impacted the Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2024, among other periods as previously disclosed. Below is a summary description of the significant errors in the Company's Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2024:

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

We assessed the materiality of the errors on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC Topic 250, Accounting Changes and Error Corrections. Based on this assessment, we concluded that the errors, in the aggregate, are material to the September 30, 2024 financial statements and therefore, we have restated

those financial statements herein. Furthermore, we made adjustments to correct for other previously identified immaterial errors. The Company has also restated impacted amounts within the accompanying footnotes to the Condensed Consolidated Financial Statements. See Note 20 for further information about the restatement.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of ongoing inflationary pressures, continued elevated interest rates, currency fluctuations and political tensions as of September 30, 2025, and through the date of this report. These conditions could result in further impacts to the Company's consolidated financial statements in future reporting periods. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue.

Restricted Cash

Restricted cash consists of cash pledged as collateral, which is permitted to be withdrawn for the purpose of financing the purchase of additional outstanding shares of Equity Interests (as defined in the Credit Agreement) of Adtran Networks. See Note 11 for additional information.

Convertible Senior Notes

We account for our convertible senior notes with embedded conversion features in accordance with ASC 470-20, under which convertible debt instruments would only be separated into multiple components if they were issued at a substantial premium or if embedded derivatives requiring bifurcation were identified. The convertible senior notes (the "2030 Notes" or the “Notes”) were not issued at a substantial premium, and we analyzed the provisions of the 2030 Notes and did not identify any material embedded features which would require bifurcation from the host debt. As such, the 2030 Notes are accounted for entirely as a liability, net of unamortized issuance costs. The carrying amount of the liability is classified as long-term as the instrument does not mature within one year of the balance sheet date and the holder is not permitted to demand repayment of the principal within one year of the balance sheet date. However, if conditions to convertibility are met and holders are expected to convert within one year as described further in Note 12, we may be required to reclassify the carrying amount of the liability to current. Issuance costs are amortized to interest expense using the effective interest rate method.

During the nine months ended September 30, 2025, there were no other significant changes to our critical accounting policies as described in the financial statements contained in the 2024 Form 10-K/A.

Recent Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which is intended to modernize the accounting for the costs of internal-use software given the evolution of software development to the incremental and iterative development method. The amendments remove all references to prescriptive and sequential development stages and, instead, require an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period with the amendments to be applied using a prospective, modified or retrospective transition approach. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses (DISE) (Topic 220): Improvements to Income Statement Disclosures", which applies to all public business entities and is intended to enhance disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments are effective prospectively for annual periods beginning after December 15, 2026, and early adoption and retrospective application are permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The resulting new annual disclosure requirements will be reflected in our 2025 report on Form 10-K. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

There are currently no recently adopted accounting pronouncements that are expected to have a material effect on the Condensed Consolidated Financial Statements.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet that agree to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	As of	As of
(In thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$93,682	$76,021
Restricted cash	7,547	—
Cash, cash equivalents and restricted cash	$101,229	$76,021

The Company did not have any restricted cash as of December 31, 2024. See Note 11 for additional information regarding restricted cash.

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

The following tables disaggregate revenue by reportable segment and revenue category:

	Three Months Ended
	September 30, 2025			September 30, 2024
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Subscriber Solutions	$92,770	$8,368	$101,138	$81,060	$9,036	$90,096
Access & Aggregation Solutions	61,051	13,757	74,808	52,954	14,119	67,073
Optical Networking Solutions	78,722	24,767	103,489	47,474	23,061	70,535
Total	$232,543	$46,892	$279,435	$181,488	$46,216	$227,704

	Nine Months Ended
	September 30, 2025			September 30, 2024
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Subscriber Solutions	$240,055	$25,252	$265,307	$215,044	$27,218	$242,262
Access & Aggregation Solutions	214,251	40,905	255,156	174,843	43,449	218,292
Optical Networking Solutions	199,952	71,832	271,784	152,068	67,246	219,314
Total	$654,258	$137,989	$792,247	$541,955	$137,913	$679,868

The aggregate amount of transaction price allocated to remaining performance obligations (“RPO”) that have not been satisfied as of September 30, 2025 related to non-cancellable contractual maintenance agreements, non-cancellable contractual SaaS and subscription services, and non-cancellable hardware contracts amounted to $174.0 million. The Company identified an immaterial error in its 2024 RPO disclosure of $325.7 million where it incorrectly included cancellable contracts and inappropriately applied the practical expedient under ASC 606. The Company has corrected the disclosure to remove the cancellable portion of RPO amounts and to reflect the impact of discontinuing the use of the practical expedient to exclude contracts with an original expected duration of one year or less. The corrected amount of the RPO is $185.4 million as of December 31, 2024. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered or services to our customers, excluding maintenance services, which are satisfied over time.

The following table provides information about accounts receivable, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	September 30, 2025	December 31, 2024
Accounts receivable, net	$178,621	$178,030
Contract assets(1)	$360	$631
Unearned revenue	$57,563	$52,701
Non-current unearned revenue	$23,196	$22,065

(1) Included in other receivables.

Accounts Receivable

The allowance for credit losses was $1.2 million and $1.3 million as of September 30, 2025 and December 31, 2024, respectively.

Receivables Purchase Agreement

On July 1, 2024, the Company entered into a receivables purchase agreement (the “Factoring Agreement”) with a third-party financial institution, which accelerates receivable collection and helps to better manage cash flow. Total accounts receivables factored as of the end of September 30, 2025, totaled $23.6 million net of $3.7 million retained pursuant to the Factoring Agreement in the reserve account. Total accounts receivables factored as of the end of September 30, 2024, totaled $16.7 million net of $3.7 million retained pursuant to the Factoring Agreement in the reserve account. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The balance in the reserve account is included in other assets. The Company at its own expense does have collection and administrative responsibilities for the sold receivables and that is its only continuing involvement with the factoring party. The Company is not compensated for the servicing of the factoring program and deems the costs of servicing the receivables sold to be immaterial.

During the three and nine months ended September 30, 2025, the Company received $49.2 million and $119.4 million, in cash proceeds from the Factoring Agreement, respectively, and during the three and nine months ended September 30, 2024, the Company received $39.9 million, in cash proceeds from the Factoring Agreement, which are recorded as a component of accounts receivable in operating cash flows on the Condensed Consolidated Statement of Cash Flows. The cost of the Factoring Agreement is included in interest expense in the Condensed Consolidated Statements of Loss and totaled $0.5 million and $0.3 million for the three months ended September, 30, 2025 and 2024, respectively, and $1.0 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Contract Assets

No allowance for credit losses was recorded for the three and nine months ended September 30, 2025 and 2024, respectively, related to contract assets.

Unearned Revenue

Of the outstanding unearned revenue balances as of December 31, 2024, $9.3 million and $44.1 million were recognized as revenue during the three and nine months ended September 30, 2025, respectively. Of the $65.1 million of outstanding unearned revenue balances as of December 31, 2023, $10.03 million and $43.1 million were recognized as revenue during the three and nine months ended September 30, 2024, respectively.

4. INCOME TAXES

The Company’s effective tax rate changed from an expense of 1.4% of pre-tax loss for the three months ended September 30, 2024, to an expense of 18.3% of pre-tax loss for the three months ended September 30, 2025, and changed from a benefit of 3.9% of pre-tax loss for the nine months ended September 30, 2024, to an expense of 5.5% of pre-tax loss for the nine months ended September 30, 2025. The changes in the effective tax rate for the three and nine months ended September 30, 2025, were driven primarily by loss jurisdictions for which the recognition of tax benefits on pre-tax losses were limited due to a valuation allowance.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of September 30, 2025, the Company had net deferred tax assets totaling $101.2 million, and a valuation allowance totaling $115.7 million against those deferred tax assets. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results, as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance, or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was signed into law, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. Due to the timing of enactment within our current period end, the Company has undergone efforts to reasonably estimate the impact of the Act on our condensed consolidated financial statements and there were no material impacts to the financial statements. We will continue to evaluate the full impact of these legislative changes as more guidance becomes available.

5. STOCK-BASED COMPENSATION

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

Under the 2024 Directors Plan, the Company is authorized to issue 0.7 million shares of common stock through stock options, restricted stock and RSUs to non-employee directors. Stock awards issued under the 2024 Directors Plan typically will become vested in full on the first anniversary of the grant date. Stock options issued under the 2024 Directors Plan will have a ten-year contractual term. Stock options, restricted stock and RSUs granted under the 2024 Directors Plan reduce the shares authorized for issuance under the 2024 Directors Plan by one share of common stock for each share underlying the award. Forfeitures, cancellations and expirations of awards granted under the 2020 Directors Stock Plan increase the shares authorized for issuance under the 2024 Directors Plan by one share of common stock for each share underlying the award.

As of September 30, 2025, 4.2 million shares were available for issuance pursuant to awards that may be made in the future under shareholder-approved equity plans.

For the three months ended September 30, 2025 and 2024, stock-based compensation expense was $2.9 million and $3.7 million, respectively, and for the nine months ended September 30, 2025 and 2024, stock-based compensation expense was $8.7 million and $11.5 million, respectively.

PSUs, RSUs and Restricted Stock - ADTRAN Holdings, Inc.

The following table summarizes the changes of the PSUs, RSUs and restricted stock outstanding during the nine months ended September 30, 2025:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2024	2,335	$13.22
PSUs, RSUs and restricted stock granted	1,303	$10.34
PSUs, RSUs and restricted stock vested	(523)	$11.78
PSUs, RSUs and restricted stock forfeited	(156)	$14.23
Unvested PSUs, RSUs and restricted stock outstanding, September 30, 2025	2,959	$11.39

The fair value of PSUs with performance conditions, RSUs and restricted stock is equal to the closing price of the Company's stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of September 30, 2025, total unrecognized compensation expense related to the non-vested portion of market-based PSUs, RSUs and restricted stock was approximately $15.7 million, which will be recognized over the remaining weighted-average period of 2.6 years. As of September 30, 2025, there was $9.9 million of unrecognized compensation expense related to unvested performance-based PSUs (not considered probable), which will be recognized over the remaining requisite service period of 0.3 years if achievement of the performance obligation becomes probable. Unrecognized compensation expense will be adjusted for actual forfeitures.

Stock Options - ADTRAN Holdings, Inc.

The following table summarizes the changes of the stock options outstanding that occurred during the nine months ended September 30, 2025:

	Number of Stock Options (in thousands)	Weighted Avg. Exercise Price (per share)	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, December 31, 2024	2,944	$9.86	5.0	$3,762
Stock options exercised	(216)	$6.62
Stock options forfeited	(106)	$9.67
Stock options expired	(18)	$14.16
Stock options outstanding, September 30, 2025	2,604	$10.11	4.3	$4,600
Stock options exercisable, September 30, 2025	1,705	$9.92	3.2	$2,332

As of September 30, 2025, there was $0.7 million of unrecognized compensation expense related to stock options which will be recognized over the remaining weighted-average period of 0.4 years.

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

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2025. The amount of aggregate intrinsic value was $4.6 million as of September 30, 2025, which will change based on the fair market value of the Company's stock. The total pre-tax intrinsic value of options exercised during the nine months ended September 30, 2025, and 2024 was $0.7 million and $34 thousand, respectively. During the three and nine months ended September 30, 2025 and 2024, 0.5 million and 0.1 million stock options vested, respectively.

6. LONG TERM INVESTMENTS

The Company has cash equivalents and investments which are held at fair value as follows:

		Fair Value Measurements as of September 30, 2025 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds (1)	$238	$238	$—	$—
Marketable equity securities
Marketable equity securities	1,049	1,049	—	—
Deferred compensation plan assets	34,230	34,230	—	—
Total	$35,517	$35,517	$—	$—

		Fair Value Measurements as of December 31, 2024 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds (1)	$5,538	$5,538	$—	$—
Marketable equity securities
Marketable equity securities	1,068	1,068	—	—
Deferred compensation plan assets	30,991	30,991	—	—
Total	$37,597	$37,597	$—	$—

(1)
The money market fund balances of $0.2 million and $5.5 million as of September 30, 2025 and December 31, 2024, respectively, are included in cash and cash equivalents on the balance sheet.

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

23

7. INVENTORY, NET

Inventory consisted of the following:

	As of	As of
(In thousands)	September 30, 2025	December 31, 2024
Raw materials	$79,327	$106,384
Work in process	11,524	9,724
Finished goods	132,904	145,449
Total inventory, net	$223,755	$261,557

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which considers historical usage, known trends, inventory age and market conditions.

During the twelve months ended December 31, 2024, the Company recorded an inventory write-down of $8.6 million, as a result of a strategy shift which included discontinuance of certain product lines in connection with the Business Efficiency Program of which $4.1 million relates to inventory write-downs and $4.5 million relates to other charges, all of which are included in cost of revenue in the Condensed Consolidated Statements of Loss for the nine months ended September 30, 2024.

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	September 30, 2025	December 31, 2024
Engineering and other equipment	$200,593	$184,694
Building	52,549	50,871
Computer hardware and software	135,517	113,241
Building and land improvements	43,454	39,979
Furniture and fixtures	21,470	20,994
Land	3,072	2,989
Total property, plant and equipment	456,655	412,768
Less: accumulated depreciation and amortization	(335,190)	(306,314)
Total property, plant and equipment, net	$121,465	$106,454

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value.

Depreciation and amortization expense was $7.9 million and $7.2 million for the three months ended September 30, 2025 and 2024, respectively, and $22.3 million and $21.2 million for the nine months ended September 30, 2025 and 2024, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

Assets Held For Sale

On December 31, 2024, the Company determined it met the held for sale criteria pursuant to ASC 360, "Impairment and Disposal of Long-Live Assets" on the Company's property located at the North and South Towers in its Huntsville, Alabama campus and ceased recording depreciation on the assets. The Company continues to assess the probability that the sale of its headquarters in Huntsville will occur and has determined it is probable of occurring in the next twelve months.

The Company records assets held for sale at the lower of their carrying value or fair value. The total carrying value of assets held for sale was $11.9 million as of September 30, 2025 and December 31, 2024, respectively, and is separately recorded on the balance sheet.

9. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024, are as follows:

(In thousands)	Network Solutions	Services & Support	Total
As of December 31, 2023	$301,766	$56,384	$358,150
Goodwill impairment	(295,298)	—	(295,298)
Foreign currency translation adjustments	(6,468)	(3,466)	(9,934)
As of December 31, 2024	$—	$52,918	$52,918
Foreign currency translation adjustments	—	7,001	7,001
As of September 30, 2025	$—	$59,919	$59,919

Goodwill represents the excess purchase price over the fair value of net assets acquired. The Company performs its annual goodwill impairment test as of the first day of the fourth quarter. In addition, the Company performs an interim impairment assessment prior to our annual measurement date whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.

No impairment of goodwill was recognized during the three and nine months ended September 30, 2025. No impairment of goodwill was recognized during the three months ended September 30, 2024. The Company determined upon its quantitative impairment assessment to recognize a goodwill impairment of $297.4 million, during the nine months ended September 30, 2024. As of September 30, 2025, accumulated goodwill impairment losses totaled $335.3 million.

10. INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2025, and December 31, 2024, consisted of the following:

		As of September 30, 2025			As of December 31, 2024
(In thousands excluding years)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	11.0	$56,199	$(24,071)	$32,128	$51,165	$(18,778)	$32,387
Backlog	1.7	61,016	(61,016)	—	53,839	(52,258)	1,581
Developed technology	7.7	420,813	(152,913)	267,900	346,923	(99,588)	247,335
Licensed technology	9.0	5,900	(4,944)	956	5,900	(4,452)	1,448
Licensed agreements	8.5	560	(437)	123	560	(407)	153
Trade names	2.8	31,564	(30,390)	1,174	27,851	(25,862)	1,989
Total		$576,052	$(273,771)	$302,281	$486,238	$(201,345)	$284,893

No impairment losses related to intangible assets were recorded during the three and nine months ended September 30, 2025 and 2024.

Amortization expense was $15.7 million and $16.1 million in the three months ended September 30, 2025 and 2024, respectively, and $46.4 million and $46.5 million in the nine months ended September 30, 2025 and 2024, respectively and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

Estimated future amortization expense of intangible assets is as follows:

As of
(In thousands)	September 30, 2025
2025	$16,609
2026	66,846
2027	61,589
2028	51,854
2029	46,164
Thereafter	59,219
Total	$302,281

11. CREDIT AGREEMENT

The carrying value of the Company's non-current revolving credit facility was as follows:

	As of	As of
(In thousands)	September 30, 2025	December 31, 2024
Wells Fargo credit agreement	$25,023	$189,576
Total non-current revolving credit facility	$25,023	$189,576

Revolving Credit Agreement

On July 18, 2022, ADTRAN, Inc., as the borrower ("U.S. Borrower"), and the Company entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Original Credit Agreement”), as amended by the First Amendment to Credit Agreement, dated August 9, 2023 (“Amendment No. 1”), the Second Amendment to Credit Agreement, dated January 16, 2024 (“Amendment No. 2”), the Third Amendment to Credit Agreement, dated March 12, 2024 (“Amendment No. 3”), the Fourth Amendment to Credit Amendment, dated June 4, 2024 among Adtran Networks (the "German Borrower") and the parties set forth above ("Amendment No. 4") and the Fifth Amendment to Credit Agreement and Waiver, dated May 6, 2025, among the German Borrower and the parties set forth above (“Amendment No. 5”; the Original Credit Agreement as amended by Amendment No. 1, Amendment No. 2. Amendment No. 3, Amendment No. 4 and Amendment No. 5, the “Existing Credit Agreement”).

On September 16, 2025, the U.S. Borrower, the German Borrower, and the lenders party thereto, including the Administrative Agent, entered into the Sixth Amendment and Consent to Credit Agreement, dated September 16, 2025 (“Amendment No. 6”; the Existing Credit Agreement as amended by Amendment No. 6, the “Amended Credit Agreement”). Amendment No. 6, among other things, (i) provides for a consent from the lenders to the issuance by the Company of new unsecured convertible indebtedness in an amount not to exceed $230.0 million, notwithstanding the cap on the amount of Permitted Convertible Indebtedness (as defined in the Amended Credit Agreement) the Company is permitted to incur, (ii) requires that the net cash proceeds of the new unsecured convertible indebtedness be used to (a) repay outstanding revolving credit loans under the Amended Credit Agreement, (b) pay fees, costs, and expenses related to Amendment No. 6 and the issuance of the new unsecured convertible indebtedness and (c) cash collateralize the obligations of the Company and its subsidiaries under the Amended Credit Agreement (with such cash only being permitted to be withdrawn for the purpose of financing the purchase of additional outstanding shares of Equity Interests (as defined in the Amended Credit Agreement) of the German Borrower that were not owned by the Company and its subsidiaries as of August 9, 2023 pursuant to Section 5, paragraph 1 of the DPLTA), and (iii) after the prepayment contemplated in the foregoing clause (ii)(a) and the provision of cash collateral contemplated in the foregoing clause (ii)(c), amends provisions governing the Subline (as defined below) to provide that future prepayments in respect of borrowings under the Subline will no longer permanently reduce the commitments in respect of the Subline. As of September 30, 2025, the Company had $7.5 million of cash collateral which is permitted to be withdrawn for the purpose of financing the purchase of additional outstanding shares of Adtran Networks stock as defined in the Amended Credit Agreement.

As of September 30, 2025, the Amended Credit Agreement provided for a secured revolving credit facility of up to $350.0 million of borrowings, $50.0 million of which is solely available to the German Borrower.

As of September 30, 2025, the Company’s borrowings under the revolving line of credit were $25.0 million, of which all was borrowed under the Subline by the German Borrower. The credit facilities provided under the Amended Credit Agreement mature in July 2027, but the U.S. Borrower may request extensions subject to customary conditions. In addition, the U.S. Borrower may utilize up to $50.0 million of the $350.0 million total revolving facility for the issuance of letters of credit. As of September 30, 2025, the U.S. Borrower had a total of $5.8 million in letters of credit under the Amended Credit Agreement, leaving a net amount (after giving effect to the $25.0 million of outstanding borrowings described above) of $319.2 million available for future borrowings; however, as of September 30, 2025, the Company was limited to additional borrowings of $232.0 million based on debt covenant compliance metrics. Any future credit extensions under the Amended Credit Agreement are subject to customary conditions precedent. The proceeds of any loans may be used as described above, as well as for working capital and other general corporate purposes.

Moreover, the Amended Credit Agreement provides for a sublimit under the existing $350.0 million revolving commitments in an aggregate amount of $50.0 million (“Subline”), which Subline is available for borrowings by the German Borrower. The existing swing line sublimit and letter of credit sublimit under the Amended Credit Agreement remain available to the U.S. Borrower (and not to the German Borrower). Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Amended Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

All U.S. borrowings under the Amended Credit Agreement bear interest at a rate tied to the Base Rate (as defined in the Amended Credit Agreement) or SOFR, at the Company’s option, and all E.U. borrowings bear interest at a rate tied to the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent), in each case plus applicable margins which vary based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Amended Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable. As of September 30, 2025, the weighted average interest rate on our revolving credit agreements was 9.50%.

The Company made certain representations and warranties to the lenders in the Amended Credit Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a “Springing Covenant Period,” as defined below) and a Consolidated Fixed Charge Coverage Ratio of 1.25x (as such ratios are defined in the Amended Credit Agreement). A “Springing Covenant Event” occurs when at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of August 9, 2023 have been tendered and purchased by the Company. Upon the occurrence of a Springing Covenant Event, the Company will enter a “Springing Covenant Period”, defined as the fiscal quarter in which a Springing Covenant Event occurs and the three (3) consecutive fiscal quarters thereafter. During a Springing Covenant Period, the Company’s leverage ratios are increased. In addition, the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. As of September 30, 2025, the Company was in compliance with all covenants.

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

All obligations under the Amended Credit Agreement (including under the Subline) are guaranteed by the U.S. Borrower and certain subsidiaries of the U.S. Borrower (“Full Facility Guarantors”). To secure such guarantees, the U.S. Borrower and the Full Facility Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets, and the U.S. Borrower has granted mortgages in favor of the Administrative Agent over certain owned real estate assets. Certain of the German Borrower's subsidiaries (the “Subline Guarantors”) have also provided a guarantee solely of the obligations in respect of the Subline. Furthermore, to secure such guarantees, the German Borrower and the Subline Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets. Upon repayment in full and termination of the Subline, the guarantees by the Subline Guarantors and the liens granted by the German Borrower and the Subline Guarantors to secure obligations under the Subline will be released.

12. CONVERTIBLE SENIOR NOTES AND CAPPED CALLS

The outstanding principal and carrying value of the convertible senior notes were as follows:

As of
(In thousands)	September 30, 2025
Convertible senior notes	$201,250
Less: unamortized debt issuance costs	(8,391)
Non-current convertible senior notes	$192,859

The estimated fair value of the 2030 Notes was $226.3 million as of September 30, 2025. The estimated fair value of the 2030 Notes, Level 2 inputs of the valuation hierarchy, were determined based on the quoted bid prices of the 2030 Notes in an over-the-counter market on the last trading day of the reporting period.

The effective interest rate of the 2030 Notes over their expected life is 4.70%. The following is a summary of interest expense for the 2030 Notes:

Three and Nine Months Ended
(In thousands)	September 30, 2025
Contractual interest	$227
Amortization of issuance costs	45
Total interest expense	$272

On September 19, 2025, the Company issued $201.3 million principal amount of its 3.75% convertible senior notes due September 15, 2030. The 2030 Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of September 19, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2030 Notes are the Company’s senior, unsecured obligations and bear interest at a rate of 3.75% per year payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. Each $1,000 principal amount of the 2030 Notes will be convertible into 86.8206 shares of the Company’s common stock, which is equivalent to a conversion price of approximately $11.52 per share, subject to adjustment upon the occurrence of specified events. In addition, if certain corporate events that constitute a “make-whole fundamental change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The 2030 Notes are convertible at the option of the holders of the 2030 Notes before June 15, 2030, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2025, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of the 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; or (4) if the Company calls (or is deemed to have called) the 2030 Notes for redemption. From and after June 15, 2030, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying cash up to the aggregate principal amount of the 2030 Notes to be converted and paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted, based on the applicable conversion rate.

The 2030 Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after September 20, 2028 and on or before the 46th scheduled trading day immediately before the maturity date, but only if (i) the Notes are “Freely Tradable” (as defined in the Indenture) as of the date the Company sends the related redemption notice, and all accrued and unpaid additional interest, if any, has been paid in full as of the most recent interest payment date occurring on or before the date the Company sends the related redemption notice; and (ii) the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such redemption notice. However, the Company may not redeem less than all of the outstanding Notes unless at least $70.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends, and after giving effect to, the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling (or the deemed calling of) any Note for redemption will constitute a “make-whole fundamental change” with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted during the related redemption conversion period. No sinking fund is provided for the 2030 Notes, which means the Company is not required to redeem or retire the 2030 Notes periodically.

If certain corporate events that constitute a “fundamental change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of “fundamental change” includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

Capped Calls

In connection with the pricing of the 2030 Notes and the exercise of the initial purchasers’ option to purchase additional 2030 Notes, the Company entered into privately negotiated capped call transactions with one of the initial purchasers of the 2030 Notes or its affiliate and certain other financial institutions pursuant to capped call confirmations (collectively, the “Capped Calls”). The premiums paid for the purchases of the Capped Calls were approximately $17.6 million. The Capped Calls have an initial strike price of approximately $11.52 per share, subject to certain adjustments substantially similar to those applicable to the corresponding 2030 Notes. The Capped

Calls have an initial cap price of approximately $15.51 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 17.5 million shares of the Company’s common stock.

The Capped Calls are generally expected to reduce potential dilution to the Company’s common stock and/or offset any cash payments that the Company is required to make in excess of the principal amount of any converted 2030 Notes, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Calls.

The Capped Calls are separate transactions and are not part of the terms of the 2030 Notes. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock and meet the requirements to be classified in equity and, as such, are not remeasured each reporting period. The premiums paid for the Capped Calls were included as a net reduction to additional paid-in capital within stockholders’ equity during the quarter ended September 30, 2025.

13. EMPLOYEE BENEFIT PLANS

Pension Benefit Plan

We maintain a defined benefit pension plan covering employees in certain foreign countries. The net amounts of the unfunded pension liability as of September 30, 2025 and December 31, 2024 were as follows:

		As of	As of
(In thousands)	Balance Sheet Location	September 30, 2025	December 31, 2024
Non-current pension asset	Other non-current assets	$585	$517
Current pension liability	Accrued wages and benefits	(344)	(303)
Non-current pension liability	Non-current pension liability	(9,725)	(8,983)
Net pension liability		$(9,484)	$(8,769)

The Company's defined benefit pension liability represents the projected benefit obligation, which is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of retirement.

The following table summarizes the components of net periodic pension cost related to the Company's defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Service cost	$434	$340	$1,244	$1,013
Interest cost	542	286	1,553	852
Expected return on plan assets	(655)	(360)	(1,878)	(1,074)
Amortization of actuarial losses	12	2	35	7
Net periodic pension cost	$333	$268	$954	$798

The components of net periodic pension cost, other than the service cost component, are included in other income (expense), net in the Condensed Consolidated Statements of Loss. Service cost is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss. The Company made cash contributions to the defined benefit pension plans totaling $3.0 million during the nine months ended September 30, 2025 and 2024, respectively. Contributions to the defined benefit pension plans for the remainder of 2025 will be limited to benefit payments to retirees which are paid out of the operating cash flows of the Company and are expected to be approximately $0.4 million.

14. EQUITY

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income, net of tax, by component:

	Three Months Ended September 30, 2025
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of June 30, 2025	$(382)	$(628)	$78,980	$385	$78,355
Other comprehensive income (loss) before reclassifications	19	—	(3,694)	—	(3,675)
Amounts reclassified from accumulated other comprehensive loss	(19)	(6)	—	—	(25)
Net current period other comprehensive loss	—	(6)	(3,694)	—	(3,700)
Balance as of September 30, 2025	$(382)	$(634)	$75,286	$385	$74,655

	Three Months Ended September 30, 2024
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of June 30, 2024	$(382)	$(2,573)	$30,885	$385	$28,315
Other comprehensive (loss) income before reclassifications	(10)	—	18,802	—	18,792
Amounts reclassified from accumulated other comprehensive income	10	109	—	—	119
Net current period other comprehensive income	—	109	18,802	—	18,911
Balance as of September 30, 2024 (Restated)	$(382)	$(2,464)	$49,687	$385	$47,226

	Nine Months Ended September 30, 2025
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2024	$(382)	$(1,027)	$12,278	$385	$11,254
Other comprehensive income before reclassifications	39	—	63,008	—	63,047
Amounts reclassified from accumulated other comprehensive (loss) income	(39)	393	—	—	354
Net current period other comprehensive income	—	393	63,008	—	63,401
Balance as of September 30, 2025	$(382)	$(634)	$75,286	$385	$74,655

	Nine Months Ended September 30, 2024
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2023	$(382)	$(2,506)	$50,033	$385	$47,530
Other comprehensive loss before reclassifications	(134)	—	(346)	—	(480)
Amounts reclassified from accumulated other comprehensive income	134	42	—	—	176
Net current period other comprehensive income (loss)	—	42	(346)	—	(304)
Balance as of September 30, 2024 (Restated)	$(382)	$(2,464)	$49,687	$385	$47,226

The following tables present the details of reclassifications out of accumulated other comprehensive income:

	Three Months Ended September 30, 2025
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain on available-for-sale securities:
Net realized loss on sales of securities	$(26)	Net investment gain
Defined benefit plan adjustments – actuarial loss	(9)	Other income (expense)
Total reclassifications for the period, before tax	(35)
Tax benefit	10
Total reclassifications for the period, net of tax	$(25)

	Three Months Ended September 30, 2024
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain on available-for-sale securities:
Net realized gain on sales of securities	$14	Net investment gain
Defined benefit plan adjustments – actuarial gain	158	Other income (expense)
Total reclassifications for the period, before tax	172
Tax expense	(53)
Total reclassifications for the period, net of tax	$119

	Nine Months Ended September 30, 2025
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$(53)	Net investment gain
Defined benefit plan adjustments – actuarial gain	570	Other income (expense)
Total reclassifications for the period, before tax	517
Tax expense	(163)
Total reclassifications for the period, net of tax	$354

	Nine Months Ended September 30, 2024
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gain (loss) on available-for-sale securities:
Net realized loss on sales of securities	$181	Net investment gain
Defined benefit plan adjustments – actuarial loss	61	Other income (expense)
Total reclassifications for the period, before tax	242
Tax benefit	(66)
Total reclassifications for the period, net of tax	$176

The following table presents the tax effects related to the change in each component of other comprehensive (loss) income:

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024 (Restated)
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$26	$(7)	$19	$(14)	$4	(10)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) gain	(26)	7	(19)	14	(4)	10
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) gain	(9)	3	(6)	158	(49)	109
Foreign currency translation adjustments	(3,694)	—	(3,694)	18,802		18,802
Total Other Comprehensive (Loss) Income	$(3,703)	$3	$(3,700)	$18,960	$(49)	$18,911

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024 (Restated)
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$53	$(14)	$39	$(181)	$47	$(134)
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) gain	(53)	14	(39)	181	(47)	134
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net gain	570	(177)	393	61	(19)	42
Foreign currency translation adjustments	63,008	—	63,008	(346)	—	(346)
Total Other Comprehensive Income (Loss)	$63,578	$(177)	$63,401	$(285)	$(19)	$(304)

15. REDEEMABLE NON-CONTROLLING INTEREST

As of September 30, 2025, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 31.4%.

The following table summarizes the RNCI activity for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

	Nine Months Ended	For the Year Ended
(In thousands)	September 30, 2025	December 31, 2024
Balance at beginning of period	$422,943	$443,327
Redemption of redeemable non-controlling interest	(20,855)	(20,384)
Net income attributable to redeemable non-controlling interests	7,096	9,824
Annual recurring compensation earned	(7,096)	(9,824)
Balance at end of period	$402,088	$422,943

Annual Recurring Compensation payable on untendered outstanding shares under the DPLTA must be recognized as it is accrued. For the three and nine months ended September 30, 2025, we have accrued $2.5 million and $7.5 million, respectively, and for the year ended December 31, 2024, the Company accrued $9.8 million, representing the portion of the annual recurring cash compensation to the non-controlling shareholders during such periods. On July 1, 2025, the Company paid the Annual Recurring Compensation with respect to the 2024 fiscal year, which is paid annually after the ordinary general shareholders' meeting of Adtran Networks which was held on June 27, 2025. The 2025 Annual Recurring Compensation accrual will be paid after the ordinary general shareholders' meeting of Adtran Networks in 2026.

16. LOSS PER SHARE

Basic net loss per share is computed by dividing net income by basic weighted-average shares outstanding during the period. Diluted net income per share is computed by dividing net income by diluted weighted-average shares outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. We compute the dilutive effect of shares issuable upon conversion of our 2030 notes using the if-converted method and equity awards under our employee equity incentive plans using the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
		(Restated)		(Restated)
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(10,262)	$(33,348)	$(42,060)	$(413,780)
Effect of redemption of RNCI	519	2,976	2,010	2,976
Net loss attributable to ADTRAN Holdings, Inc. common stockholders	$(9,743)	$(30,372)	$(40,050)	$(410,804)
Denominator
Weighted average number of shares – basic	79,803	78,952	79,696	78,873
Weighted average number of shares – diluted	79,803	78,952	79,696	78,873
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(0.12)	$(0.38)	$(0.50)	$(5.21)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.12)	$(0.38)	$(0.50)	$(5.21)

The following potentially dilutive shares were excluded from the calculation of the diluted weighted average number of shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Convertible senior notes	2,089	—	704	—
Stock options	814	4,006	921	4,163
PSUs, RSUs and restricted stock	967	921	913	1,136

In connection with the offering of the 2030 Notes, the Company entered into Capped Calls which are intended to reduce or offset the potential dilution from shares of common stock issued upon conversion. The impact of the Capped Calls is not included when calculating potentially dilutive shares since their effect is anti-dilutive. See Note 12, Convertible Senior Notes and Capped Calls for additional information.

17. SEGMENT INFORMATION

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

The Services & Support segment offers a comprehensive portfolio of network design, implementation, maintenance and cloud-hosted services supporting its Subscriber, Access & Aggregation, and Optical Networking Solutions. These services assist operators in the deployment of multi-vendor networks while reducing their cost to maintain these networks. The cloud-hosted services include a suite of SaaS applications under the Company's Mosaic One platform that manages end-to-end network and service optimization for both fiber access infrastructure and mesh Wi-Fi connectivity. The Company backs these services with a global support organization that offers on-site and off-site support services with varying service level agreements.

The performance of these segments is evaluated based on revenue, gross profit and gross margin; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net investment gain, other (expense) income, net and income tax (expense) benefit are reported on a consolidated basis only. There is no inter-segment revenue. Asset information by reportable segment is not produced and, therefore, is not reported.

The following tables present information about the revenue and gross profit of the Company's reportable segments:

	Three Months Ended
	September 30, 2025			September 30, 2024
(In thousands)	Revenue	Cost of Revenue	Gross Profit	Revenue	Cost of Revenue	Gross Profit
					(Restated)	(Restated)
Network Solutions	$232,543	$153,107	$79,436	$181,488	$127,992	$53,496
Services & Support	46,892	19,202	27,690	46,216	16,678	29,538
Total	$279,435	$172,309	$107,126	$227,704	$144,670	$83,034

	Nine Months Ended
	September 30, 2025			September 30, 2024
(In thousands)	Revenue	Cost of Revenue	Gross Profit	Revenue	Cost of Revenue	Gross Profit
					(Restated)	(Restated)
Network Solutions	$654,258	$434,669	$219,589	$541,955	$389,956	$151,999
Services & Support	137,989	56,352	81,637	137,913	55,304	82,609
Total	$792,247	$491,021	$301,226	$679,868	$445,260	$234,608

For the three months ended September 30, 2025 and 2024, $4.0 million and $2.9 million, respectively, of depreciation and amortization expense was included in gross profit for our Network Solutions segment. For the nine months ended September 30, 2025 and 2024, $10.7 million and $7.4 million, respectively, of depreciation and amortization expense was included in gross profit for our Network Solutions segment. For the three months ended September 30, 2025 and 2024, $0.4 million and $0.1 million, respectively, of depreciation and amortization expense was included in gross profit for our Services & Support segment. For the nine months ended September 30, 2025 and 2024, $1.2 million and $0.2 million, respectively, of depreciation and amortization expense was included in gross profit for our Services & Support segment.

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
United States	$120,210	$102,527	$343,739	$293,420
United Kingdom	49,796	49,366	168,954	145,666
Germany	35,429	27,270	93,822	91,553
Other international	74,000	48,541	185,732	149,229
Total	$279,435	$227,704	$792,247	$679,868

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

On August 4, 2025, we received a letter from the Atlanta regional office of the SEC in connection with a non-public, fact-finding inquiry, requesting that we voluntarily provide information regarding the internal investigation referenced in Note 1, “Summary of Significant Accounting Policies”. We intend to cooperate in response to the SEC’s inquiry. We cannot predict the timing or outcome of the inquiry.

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

DPLTA Exit and Recurring Compensation Costs and the Absorption of Adtran Network's Annual Net Loss

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of September 30, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, the Company would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €322.7 million or $378.7 million, based on an exchange rate as of September 30, 2025, and reflecting interest accrued through September 30, 2025, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the

Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the proceeding for the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.5 million (or $10.0 million based on the exchange rate as of September 30, 2025) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholders' meeting occurred on June 27, 2025 and, therefore, the Annual Recurring Compensation was paid on July 1, 2025. During the three months ended September 30, 2025 and 2024, we accrued $2.5 million and $2.4 million, respectively, in Annual Recurring Compensation. During the nine months ended September 30, 2025 and 2024, we accrued $7.5 million and $7.4 million, respectively, in Annual Recurring Compensation, which was reflected as an increase to retained deficit.

For the three and nine months ended September 30, 2025, less than one thousand shares and approximately 0.9 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.9 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and nine months ended September 30, 2024, 0.8 million shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 million, or approximately $17.4 million, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

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

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of September 30, 2025 and December 31, 2024, we had commitments related to these bonds totaling $18.0 million and $15.7 million, respectively, which expire at various dates through April 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for our products. Our inventory purchase obligations are for product manufacturing requirements, as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase obligations with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. As of September 30, 2025, purchase obligations totaled $211.2 million.

19. RESTRUCTURING

On November 6, 2023, due to the uncertainty around the then-current macroeconomic environment and its impact on customer spending levels, the Company’s management decided to implement a Business Efficiency Program targeting the reduction of ongoing operating expenses and focusing on capital efficiency. This included certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments and the sale of owned real estate (including the sale of our headquarters in Huntsville), inventory write downs from product discontinuances, and the suspension of the quarterly dividend. The Business Efficiency Program was completed as of December 31, 2024.

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

A reconciliation of the beginning and ending restructuring liabilities, which is included in accrued wages and benefits and accounts payable as of September 30, 2025 and December 31, 2024, is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2025
Balance at beginning of period	$2,641	$10,336
Less: Adjusted accrued costs	—	(284)
Less: Amounts paid	(1,077)	(8,488)
Balance as of September 30, 2025	$1,564	$1,564

For the Year Ended
(In thousands)	December 31, 2024
Balance as of December 31, 2023	$8,309
Plus: Amounts charged to cost and expense	40,545
Less: Amounts paid	(38,518)
Balance as of December 31, 2024	$10,336

Restructuring expenses included in the Condensed Consolidated Statements of Loss are for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024

Network Solutions - Cost of revenue	$—	$517	$—	$3,359
Network Solutions - charges and inventory write-down	—	(328)	$—	8,597
Services & Support - Cost of revenue	—	(182)	—	2,086
Cost of revenue	$—	$7	$—	$14,042
Selling, general and administrative expenses	—	2,681	—	7,980
Research and development expenses	—	3,248	(284)	18,554
Total restructuring expenses	$—	$5,936	$(284)	$40,576

The following table represents the components of restructuring expenses by geographic area for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
United States	$—	$1,208	$—	$17,495
International	—	4,728	(284)	23,081
Total restructuring expenses	$—	$5,936	$(284)	$40,576

20. RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION

As previously disclosed in our Form 10-K/A and as discussed in Note 1 “Summary of Significant Accounting Policies”, the following tables reflect the impact of errors and other previously identified immaterial errors to the specific line items presented in our previously reported (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Loss and Condensed Consolidated Statements of Comprehensive Income (Loss); (c) Condensed Consolidated Statements of Changes in Equity and; (d) Condensed Consolidated Statements of Cash Flows as of and for the nine months ended September 30, 2024.

		As of September 30, 2024
	Adj Reference	As Reported	Adjustment	As Restated
ASSETS
Current Assets
Cash and cash equivalents		$88,456	$—	$88,456
Accounts receivable, less allowance for credit losses of $420 as of September 30, 2024		172,025	—	172,025
Other receivables		12,871	—	12,871
Income tax receivable	ADJ 4	13,466	—	13,466
Inventory, net	ADJ 3	282,926	(6,608)	276,318
Prepaid expenses and other current assets		69,112	(2,597)	66,515
Total Current Assets		638,856	(9,205)	629,651
Property, plant and equipment, net		147,428	3,124	150,552
Goodwill	ADJ 4	56,884	—	56,884
Intangibles, net		286,098	—	286,098
Deferred tax assets	ADJ 4	25,697	—	25,697
Other non-current assets		86,677	—	86,677
Long-term investments		31,506	—	31,506
Total Assets		$1,273,146	$(6,081)	$1,267,065
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current Liabilities
Accounts payable		$173,354	$—	$173,354
Unearned revenue		54,615	—	54,615
Accrued expenses and other liabilities	ADJ 1	34,482	(1)	34,481
Accrued wages and benefits		40,366	—	40,366
Income tax payable, net		2,007	4,887	6,894
Total Current Liabilities		304,824	4,886	309,710
Non-current revolving credit agreement outstanding		189,849	—	189,849
Deferred tax liabilities	ADJ 4	21,483	(3,726)	17,757
Non-current unearned revenue		24,901	—	24,901
Non-current pension liability		12,149	—	12,149
Deferred compensation liability		32,046	—	32,046
Non-current lease obligations		25,635	—	25,635
Other non-current liabilities		26,489	—	26,489
Total Liabilities		637,376	1,160	638,536
Commitments and contingencies (see Note 18)
Redeemable Non-Controlling Interest		421,776	1,175	422,951
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 79,233 shares issued and 78,967 outstanding as of September 30, 2024		792	—	792
Additional paid-in capital		806,187	(645)	805,542
Accumulated other comprehensive income	ADJ 1, 3, 4	47,377	(151)	47,226
Retained deficit	ADJ 1, 3, 4	(635,164)	(7,620)	(642,784)
Treasury stock at cost: 266 shares as of September 30, 2024		(5,198)	—	(5,198)
Total Equity		213,994	(8,416)	205,578
Total Liabilities, Redeemable Non-Controlling Interest and Equity		$1,273,146	$(6,081)	$1,267,065

		Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Adj Reference	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue
Network Solutions		$181,488	$—	$181,488	$541,955	$—	$541,955
Services & Support		46,216	—	46,216	137,913	—	137,913
Total Revenue		227,704	—	227,704	679,868	—	679,868
Cost of Revenue
Network Solutions	ADJ 3	126,103	2,217	128,320	376,886	4,473	381,359
Network Solutions - Inventory Write Down		(328)	—	(328)	8,597	—	8,597
Services & Support		16,678	—	16,678	55,304	—	55,304
Total Cost of Revenue		142,453	2,217	144,670	440,787	4,473	445,260
Gross Profit		85,251	(2,217)	83,034	239,081	(4,473)	234,608
Selling, general and administrative expenses		57,621	(71)	57,550	176,214	(309)	175,905
Research and development expenses		51,614	(37)	51,577	172,253	(109)	172,144
Goodwill impairment	ADJ 4	—	—	—	292,583	4,770	297,353
Operating Loss		(23,984)	(2,109)	(26,093)	(401,969)	(8,825)	(410,794)
Interest and dividend income		664	—	664	1,427	—	1,427
Interest expense		(5,679)	—	(5,679)	(17,183)	—	(17,183)
Net investment gain		1,382	—	1,382	4,507	—	4,507
Other (expense), net		(850)	—	(850)	(441)	—	(441)
Loss Before Income Taxes		(28,467)	(2,109)	(30,576)	(413,659)	(8,825)	(422,484)
Income tax (expense) benefit		(390)	—	(390)	16,121	—	16,121
Net Loss		$(28,857)	$(2,109)	$(30,966)	$(397,538)	$(8,825)	$(406,363)
Net Income attributable to non-controlling interest (1)		2,382	—	2,382	7,417	—	7,417
Net Loss attributable to ADTRAN Holdings, Inc.		$(31,239)	$(2,109)	$(33,348)	$(404,955)	$(8,825)	$(413,780)

Weighted average shares outstanding – basic		78,952	78,952	78,952	78,873	78,873	78,873
Weighted average shares outstanding – diluted		78,952	78,952	78,952	78,873	78,873	78,873

Loss per common share attributable to ADTRAN Holdings, Inc. – basic		$(0.36)	$(0.02)	$(0.38)	$(5.10)	$(0.11)	$(5.21)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted		$(0.36)	$(0.02)	$(0.38)	$(5.10)	$(0.11)	$(5.21)

Net Loss		$(28,857)	$(2,109)	$(30,966)	$(397,538)	$(8,825)	$(406,363)
Other Comprehensive Income (Loss), net of tax
Defined benefit plan adjustments		109	—	109	42	—	42
Foreign currency translation gain (loss)	ADJ 1, 3, 4	18,988	(186)	18,802	(130)	(281)	(411)
Other Comprehensive Income (Loss), net of tax		19,097	(186)	18,911	(88)	(281)	(369)
Comprehensive Loss, net of tax		(9,760)	(2,295)	(12,055)	(397,626)	(9,106)	(406,732)
Less: Comprehensive Income attributable to non-controlling interest		2,382	—	2,382	7,417	—	7,417
Comprehensive Loss attributable to ADTRAN Holdings, Inc., net of tax		$(12,142)	$(2,295)	$(14,437)	$(405,043)	$(9,106)	$(414,149)

	Retained Deficit			Accumulated Other Comprehensive Income			Additional paid-in capital
(In thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Balance as of June 30, 2024	$(606,656)	$(5,511)	$(612,167)	$28,280	$35	$28,315	$802,737	$(850)	$801,887
Net loss	(28,857)	(2,109)	(30,966)	—	—	—	—	—	—
Annual recurring compensation earned	(2,382)	—	(2,382)	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	19,097	(186)	18,911	—	—	—
ADTRAN RSUs and restricted stock vested	(245)	—	(245)	—	—	—	—	—	—
ADTRAN stock-based compensation expense	—	—	—	—	—	—	3,623	—	3,623
Redemption of redeemable non-controlling interest	2,976	—	2,976	—	—	—	—	—	—
Adtran Networks stock-based compensation expense	—	—	—	—	—	—	17	15	32
Modification of stock options	—	—	—	—	—	—	(190)	190	—
Balance as of September 30, 2024	$(635,164)	$(7,620)	$(642,784)	$47,377	$(151)	$47,226	$806,187	$(645)	$805,542

		Nine Months Ended September 30, 2024
	Adj Reference	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net Loss		$(397,538)	$(8,825)	$(406,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		68,421	(527)	67,894
Goodwill impairment	ADJ 4	292,583	4,770	297,353
Amortization of debt issuance cost		1,013	—	1,013
Gain loss on investments		(4,238)	—	(4,238)
Net loss on disposal of property, plant and equipment		203	—	203
Stock-based compensation expense		11,417	65	11,482
Deferred income taxes		(13,399)	—	(13,399)
Inventory write down		4,135	—	4,135
Inventory reserves		6,667	—	6,667
Other, net		(267)	—	(267)
Change in operating assets and liabilities:
Accounts receivable, net		59,446	—	59,446
Other receivables		4,875	—	4,875
Income taxes receivable		(5,682)	4,735	(947)
Inventory	ADJ 3	69,412	4,475	73,887
Prepaid expenses, other current assets and other assets		(20,083)	(2,081)	(22,164)
Accounts payable		9,697	—	9,697
Accrued expenses and other liabilities		15,039	(5)	15,034
Income taxes payable		(3,175)	—	(3,175)
Net cash provided by operating activities		98,526	2,607	101,133
Cash flows from investing activities:
Purchases of property, plant and equipment		(28,514)	(2,654)	(31,168)
Purchases of intangibles - developed technology		(19,669)	—	(19,669)
Proceeds from sales and maturities of available-for-sale investments		1,195	—	1,195
Purchases of available-for-sale investments		(195)	—	(195)
Proceeds from beneficial interests in securitized accounts receivable		282	—	282
Net cash used in investing activities		(46,901)	(2,654)	(49,555)
Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements		(189)	—	(189)
Proceeds from stock option exercises		219	—	219
Proceeds from receivables purchase agreement		68,556	—	68,556
Repayments on receivables purchase agreement		(83,772)	—	(83,772)
Repayment of revolving credit agreements		(5,000)	—	(5,000)
Payment for redemption of redeemable non-controlling interest		(17,395)	—	(17,395)
Payment of annual recurring compensation to non-controlling interest		(10,084)	—	(10,084)
Payment of debt issuance cost		(1,994)	—	(1,994)
Net cash used in financing activities		(49,659)	—	(49,659)
Net increase in cash and cash equivalents		1,966	(47)	1,919
Effect of exchange rate changes		(677)	47	(630)
Cash, cash equivalents and restricted cash, beginning of year		87,167	—	87,167
Cash, cash equivalents and restricted cash, end of year		$88,456	$—	$88,456

Supplemental disclosure of cash financing activities
Cash paid for interest		$18,225	$—	$18,225
Cash paid for income taxes, net of refunds		$9,122	$—	$9,122
Cash used in operating activities related to operating leases		$7,380	$—	$7,380
Supplemental disclosure of non-cash investing activities:
Right-of-use assets obtained in exchange for lease obligations		$2,122	$—	$2,122
Purchases of property, plant and equipment included in accounts payable		$952	$—	$952
Redemption of redeemable non-controlling interest		$2,976	$—	$2,976

21. SUBSEQUENT EVENTS

Termination of Deferred Compensation Plans

On November 3, 2025, in an effort to streamline the benefits offered to members of management and other key employees, the Company terminated its Deferred Compensation Program for Employees (the "Deferred Compensation Plan") and its Equity Deferral Program for Employees (together with the Deferred Compensation Plan, the "Plans"). The Plans are deferred compensation plans that have provided certain members of management or highly compensated employees, including certain of our named executive officers, with an opportunity to defer the receipt of a portion of their cash compensation, bonus, or other specified compensation. Each of the Plans has been maintained as an unfunded, nonqualified plan providing benefits based on the participant’s notional account balance at the time of retirement or separation, death or (with respect to the Deferred Compensation Plan) a change in control. The Company has also terminated its deferred compensation plans for its non-employee directors. See Part II, Item 5(a) of this report for additional information regarding the terminated deferred compensation plans.

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

As discussed in the financial statements as of and for the year ended December 31, 2024 included in our 2024 Form 10-K/A, we identified errors in our previously issued financial statements. The identified errors impacted the Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2024, among other periods as previously disclosed. See Note 1 and 20 to the Condensed Consolidated Financial Statements included in Part I, Item, 1 for additional information.

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

The Company solely owns ADTRAN, Inc. and is the majority shareholder of Adtran Networks. ADTRAN, Inc. is a leading global provider of open, disaggregated networking and communications solutions. Adtran Networks is a global provider of network solutions for data, storage, voice and video services. We believe that the combined technology portfolio can best address current and future customer needs for high-speed connectivity from the network core to the end customer, especially upon the convergence of solutions at the network edge.

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

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than us) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share plus guaranteed interest ("Exit Compensation"), or (ii) to remain Adtran Networks shareholders and receive a recurring cash payment of €0.52 per share for each full fiscal year of Adtran Networks (“Annual Recurring Compensation”). The guaranteed interest component under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component that was 1.27% as of September 30, 2025. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 27, 2025, and, therefore, the Annual Recurring Compensation in the amount of $10.1 million was paid on July 1, 2025. The adequacy of both forms of compensation has been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (in each case, including interest thereon) than agreed upon in the DPLTA.

The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the proceeding for the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

For the three and nine months ended September 30, 2025, less than one thousand shares and approximately 0.9 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.9 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and nine months ended September 30, 2024, 0.8 million shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 million, or approximately $17.4 million, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

In addition to our cash, cash equivalents and restricted cash and the credit facility, we may fund a portion or all of the Exit Compensation through the sale of securities or additional alternative funding sources, if available. There can be no assurances that we would be successful in effecting these actions on commercially reasonable terms or at all. If we cannot raise additional funds as needed, it could have a material adverse impact on our financial results and financial condition.

As of September 30, 2025 we hold 35,706,749 no-par value bearer shares of Adtran Networks, representing 68.6% of Adtran Networks outstanding shares as of September 30, 2025.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.11 included in our 2024 Form 10-K/A.

FINANCIAL PERFORMANCE AND TRENDS

We ended the third quarter of 2025 with a year-over-year revenue increase of 22.7% as compared to the three months ended September 30, 2024, driven by increased volume of sales activity due to a return of normalized customer spending, increased growth due to fiber expansion brought about by higher service provider spending, vendor consolidation, a continuing shift away from high-risk vendors, increased demand for modernizing and upgrading critical infrastructure within governments, utilities, large enterprises, and bandwidth-hungry applications, including AI. During the third quarter of 2025, we had one customer with revenues greater than 10.0%, which was an international Service Provider customer and our five largest customers comprised 30.6% of our revenue. Our year-over-year U.S. revenue increased by 17.2% due to a return to normalized customer spending and fiber expansion. Internationally, our year-over-year revenue increased by 27.2%, primarily driven by fiber expansion. For the third quarter of 2025 our Access & Aggregation, Subscriber Solutions and Optical Networking revenue categories all experienced increased volume of sales activity year-over-year due to growth across geographies, most product lines, and the continued expansion of our customer base.

Our revenues have fluctuated in recent years and they may continue to fluctuate going forward. However, during the nine months ended September 30, 2025, our operating results improved due to recovery in end markets, including a decrease in inventories held by customers, improving margins and tight operational cost controls. Additionally, we have taken steps to transform our business into a leaner, more efficient and more profitable company, including the completion of our business efficiency program (the "Business Efficiency Program") (other than our aim of selling our headquarters in Huntsville, which we expect to occur within the next 12 months). Nevertheless, our operating expenses are relatively fixed in the short term, and a shortfall in quarterly revenues consequently has previously impacted and may again in the future significantly impact our financial results in a given quarter.

We have modified the calculation of the amount of transaction price allocated remaining performance obligations ("RPOs") in the Revenue note to our consolidated financial statements, specifically, to exclude from the calculation cancellable contracts and to discontinue the application of the practical expedient under applicable accounting guidance under which we had excluded contracts with an original expected duration of one year or less. Historically, we have had minimal customer cancellations under cancellable contracts; however, we no longer include cancellable contracts in the calculation of RPOs. Except for the presentation of RPOs in the Revenue note to the consolidated financial statements, this change in the method of calculating RPOs did not have any impact on the consolidated financial statements of the Company.

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

Trade Policy/Tariffs

During the nine months ended September 30, 2025 and continuing to the date of this filing, the U.S. introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. At this time, uncertainty remains with respect to what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S. or exported to other countries, tax policy related to international commerce, increased export control, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. For example, the U.S. government is currently considering increasing import tariffs on various products or components, including semiconductors, and it recently increased tariffs on imports of certain critical raw minerals and derivative products relevant to our business and products. These changes in U.S. trade policy and subsequent retaliatory actions have the potential to materially increase various input costs for the Company. Moreover, related costs and the uncertainty arising from such changes in trade policy may result in shifts in customer behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability. To help mitigate this, we have taken steps to diversify our supply chain, manufacturing locations and relationships with suppliers to give us added flexibility. See “Changes in trade policy in the U.S. and other countries, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition,” in Part II, Item 1A “Risk Factors” of this report for further discussion of the risks associated with the changes to U.S. and foreign trade policies.

Enactment of the “One Big Beautiful Bill Act”

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was signed into law in the U.S. Key corporate tax provisions include the restoration of 100% bonus depreciation, expensing of domestic research and experimental expenditures under Section 174A, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income and foreign-derived intangible income, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA, however, it is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

Issuance of Convertible Senior Notes

On September 19, 2025, the Company issued $201.3 million principal amount of its 3.75% convertible senior notes due 2030 (the “2030 Notes” or “Notes”). The 2030 Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of September 19, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Pursuant to the purchase agreement between the Company and Evercore Group, L.L.C., as representative of the several initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes are first issued, up to an additional approximately $26.3 million principal amount of Notes. The Notes issued on September 19, 2025 include approximately $26.3 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option. See Note 12 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more details.

Capped Call Transactions

In connection with the 2030 Notes, the Company has entered into privately negotiated capped call transactions with one of the initial purchasers of the Notes or its affiliate and certain other financial institutions pursuant to capped call confirmations (collectively, the “Capped Calls”). The Capped Calls are generally expected to reduce potential dilution to the Company’s common stock and/or offset any cash payments that the Company is required to make in excess of the principal amount of any converted 2030 Notes, with such reduction and/or offset subject to a cap. See Note 12 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more details.

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

No impairment of goodwill was recognized during the three and nine months ended September 30, 2025 and the three months ended September 30, 2024. During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of the Network Solutions reporting unit using a combination of an income approach and a market-based peer group analysis. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the nine months ended September 30, 2024. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the three months ended March 31, 2024. There have been no triggering events identified affecting the valuation of goodwill in our Services & Support reporting unit since the first quarter of 2024.

Our historical financial performance is not necessarily a meaningful indicator of future results, and in general, management expects that our financial results may vary from period to period. Factors that could materially affect our business, financial condition or operating results are included in Part I, Item 1A of the 2024 Form 10-K/A and Part II, Item 1A of this Form 10-Q.

BUSINESS EFFICIENCY PROGRAM

On November 6, 2023, due to the uncertainty around the then-current macroeconomic environment and its impact on customer spending levels, the Company’s management decided to implement the Business Efficiency Program targeting the reduction of ongoing operating expenses and focusing on capital efficiency. This included certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments and the sale of owned real estate (including the sale of our headquarters in Huntsville), inventory write downs from product discontinuances, and the suspension of the quarterly dividend. The Business Efficiency Program was completed as of December 31, 2024.

We did not incur any Business Efficiency Program costs during the three and nine months ended September 30, 2025. We reduced previously accrued costs by $0.3 million during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we recognized $5.9 million, and $40.6 million of costs related to the Business Efficiency Program. Future cash payments include previously accrued severance and outplacement fees, as well as site consolidation costs that are anticipated to be approximately $1.6 million.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

The following table presents selected financial information derived from our Condensed Consolidated Statements of Loss expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
		(Restated)		(Restated)
Revenue
Network Solutions	83.2%	79.7%	82.6%	79.7%
Services & Support	16.8	20.3	17.4	20.3
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	54.8	56.4	54.9	56.1
Network Solutions - charges and inventory write-down	—	(0.1)	—	1.3
Services & Support	6.9	7.3	7.1	8.1
Total Cost of Revenue	61.7	63.5	62.0	65.5
Gross Profit	38.3	36.5	38.0	34.5
Selling, general and administrative expenses	20.8	25.3	21.3	25.9
Research and development expenses	18.5	22.7	19.2	25.3
Goodwill impairment	—	—	—	43.7
Operating Loss	(1.0)	(11.5)	(2.5)	(60.4)
Interest and dividend income	0.1	0.3	0.1	0.2
Interest expense	(2.0)	(2.5)	(1.9)	(2.5)
Net investment gain	0.8	0.6	0.5	0.7
Other income (expense), net	(0.3)	(0.4)	(0.3)	(0.1)
Loss Before Income Taxes	(2.3)	(13.4)	(4.2)	(62.1)
Income tax (expense) benefit	(0.4)	(0.2)	(0.2)	2.4
Net Loss	(2.8)%	(13.6)%	(4.4)%	(59.8)%
Less: Net Income attributable to non-controlling interest	0.9	1.0	0.9	1.1
Net Loss attributable to ADTRAN Holdings, Inc.	(3.7)%	(14.6)%	(5.3)%	(60.9)%

REVENUE

Our revenue increased 22.7% from $227.7 million for the three months ended September 30, 2024, to $279.4 million for the three months ended September 30, 2025, and increased 16.5% from $679.9 million for the nine months ended September 30, 2024, to $792.2 million for the nine months ended September 30, 2025. The increase in revenue for the three and nine months ended September 30, 2025, was driven by increased volume of sales activity due to a return of normalized customer spending, increased growth due to fiber expansion brought about by higher service provider spending, vendor consolidation, a continuing shift away from high-risk vendors, increased demand for modernizing and upgrading critical infrastructure within governments, utilities, large enterprises, and bandwidth-hungry applications, including AI, partially offset by a decrease in revenue related to installation/system integration services. The increase in revenue by category for the three months ended September 30, 2025, was primarily attributable to a $33.0 million increase in Optical Networking Solutions products and services, a $11.0 million increase in Subscriber Solutions products and services and a $7.7 million increase in Access & Aggregation products and services. The increase in revenue by category for the nine months ended September 30, 2025, was primarily attributable to a $52.5 million increase in Optical Networking Solutions products and services, a $36.9 million increase in Access & Aggregation products and services, and a $23.0 million increase in Subscriber Solutions products and services. All revenue categories for the three and nine months ended September 30, 2025 experienced increased volume of sales activity due to growth across geographies, most product lines, and the continued expansion of our customer base.

Network Solutions segment revenue increased 28.1% from $181.5 million for the three months ended September 30, 2024, to $232.5 million for the three months ended September 30, 2025, and increased 20.7% from $542.0 million for the nine months ended September 30, 2024, to $654.3 million for the nine months ended September 30, 2025. The increase in Network Solutions revenue by category for the three months ended September 30, 2025, was due to an increase in volume of sales activity of $31.2 million in Optical Networking products, $11.7 million in Subscriber Solutions products and a $8.1 million in Access & Aggregation products. The increase in Network Solutions revenue by category for the nine months ended September 30, 2025, was due to an increase in volume of sales activity of $47.9 million in Optical Networking products, $39.4 million in Access & Aggregation products and $25.0 million in Subscriber Solutions products.

Services & Support segment revenue increased 1.5% from $46.2 million for the three months ended September 30, 2024, to $46.9 million for the three months ended September 30, 2025, and increased 0.1% from $137.9 million for the nine months ended September 30, 2024, to $138.0 million for the nine months ended September 30, 2025. The increase in Services & Support revenue by category for the three months ended September 30, 2025, was primarily attributable to a $1.7 million increase in Optical Networking services, partially offset by a decrease in installation/system integration services of $0.7 million in Subscriber Solutions and $0.4 million in Access & Aggregation. The increase in Services & Support revenue by category for the nine months ended September 30, 2025, was primarily attributable to a $4.6 million increase in Optical Networking services, partially offset by a decrease in installation/system integration services of $2.5 million in Access & Aggregation and $2.0 million in Subscriber Solutions.

U.S. revenue increased by 17.2% from $102.5 million for the three months ended September 30, 2024, to $120.2 million for the three months ended September 30, 2025, and increased by 17.1% from $293.4 million for the nine months ended September 30, 2024, to $343.7 million for the nine months ended September 30, 2025. The increase in U.S. revenue for the three and nine months ended September 30, 2025, was primarily due to an increase in volume of sales activity due to a return of normalized customer spending and increased growth due to fiber expansion.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., increased by 27.2% from $125.2 million for the three months ended September 30, 2024 to $159.2 million for the three months ended September 30, 2025 and increased by 16.1% from $386.4 million for the nine months ended September 30, 2024 to $448.5 million for the nine months ended September 30, 2025. International revenue, as a percentage of total revenue, increased from 55.0% for the three months ended September 30, 2024, to 57.0% for the three months ended September 30, 2025, and decreased from 56.8% for the nine months ended September 30, 2024, to 56.6% for the nine months ended September 30, 2025. The increase in international revenue for the three and nine months ended September 30, 2025, was primarily due to increased volume of sales activity due to a return of normalized customer spending and, increased growth due to fiber expansion. For the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, changes in foreign currencies relative to the U.S. dollar increased our net revenue by approximately $5.7 million and $10.2 million, respectively.

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

COST OF REVENUE

As a percentage of revenue, cost of revenue decreased from 63.5% for the three months ended September 30, 2024, to 61.7% for the three months ended September 30, 2025, and decreased from 65.5% for the nine months ended September 30, 2024, to 62.0% for the nine months ended September 30, 2025. The decrease in cost of revenue as a percentage of revenue for the three months ended September 30, 2025, was attributable to a 0.7% decrease in restructuring expense and labor cost expense as a percentage of revenue as a result of our previous Business Efficiency Program, which was completed as of December 31, 2024 and a 2.0% decrease in expense as a percentage of revenue attributable to changes in customer and product mix, partially offset by a 0.8% increase in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar. The decrease in cost of revenue as a percentage of revenue for the nine months ended September 30, 2025, was attributable to a 3.3% decrease in restructuring expense and labor cost expense as a percentage of revenue as a result of our Business Efficiency Program, which was completed as of December 31, 2024, and a 0.7% decrease in expense as a percentage of revenue attributable to changes in customer and product mix, partially offset by a 0.5% increase in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar. For the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, changes in foreign currencies relative to the U.S. dollar increased our cost of revenue by approximately $3.1 million and $4.9 million, respectively.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, decreased from 70.5% for the three months ended September 30, 2024, to 65.8% for the three months ended September 30, 2025, and decreased from 72.0% for the nine months ended September 30, 2024, to 66.4% for the nine months ended September 30, 2025. The decrease in Network Solutions cost of revenue as a percentage of revenue for the three months ended September 30, 2025, was attributable to a 4.4% decrease in expense as a percentage of revenue attributable to changes in customer and product mix, and a 1.2% decrease in restructuring expense and labor cost expense as a percentage of revenue as a result of our previous Business Efficiency Program, partially offset by a 0.9% increase in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar. The decrease in Network Solutions cost of revenue as a percentage of revenue for the nine months ended September 30, 2025, was attributable to a 3.4% decrease in restructuring expense and labor cost expense as a percentage of revenue as a result of our prior Business Efficiency Program and a 2.7% decrease in expense as a percentage of revenue attributable to changes in customer and product mix, partially offset by a 0.5% increase in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar.

Services & Support cost of revenue, as a percentage of that segment’s revenue, increased from 36.1% for the three months ended September 30, 2024, to 40.9% for the three months ended September 30, 2025, and increased from 40.1% for the nine months ended September 30, 2024 to 40.8% for the nine months ended September 30, 2025. The increase in cost of revenue as a percentage of revenue for the three and nine months ended September 30, 2025, was primarily attributable to an increase in expense as a percentage of revenue attributable to changes in customer and product mix, partially offset by a decrease in restructuring expense and labor cost expense as a percentage of revenue as a result of our previous Business Efficiency Program.

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

GROSS PROFIT

As a percentage of revenue, gross profit increased from 36.5% for the three months ended September 30, 2024, to 38.3% for the three months ended September 30, 2025, and increased from 34.5% for the nine months ended September 30, 2024, to 38.0% for the nine months ended September 30, 2025. The increase in gross profit for the three months ended September 30, 2025, was attributable to 0.7% increase in gross profit as a percentage of revenue due to a decrease in restructuring expense and labor cost as a result of our previous Business Efficiency Program, and a 1.2% increase in gross profit as a percentage of revenue due to changes in customer and product mix. The increase in gross profit for the nine months ended September 30, 2025, was attributable to 3.3% increase in gross profit as a percentage of revenue due to a decrease in restructuring expense and labor cost as a result of our previous Business Efficiency Program a 0.1% increase in gross profit as a percentage of revenue due to changes in customer and product mix and a 0.1% increase in gross profit as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar.

As a percentage of that segment's revenue, Network Solutions gross profit increased from 29.5% for the three months ended September 30, 2024, to 34.2% for the three months ended September 30, 2025, and increased from 28.0% for the nine months ended September 30, 2024 to 33.6% for the nine months ended September 30, 2025. The increase in gross profit for the three months ended September 30, 2025, was attributable to a 3.5% increase in gross profit as a percentage of revenue due to changes in customer and product mix and a 1.2% increase in gross profit as a percentage of revenue due to a decrease in restructuring expense and labor cost as a result of our previous Business Efficiency Program. The increase in gross profit for the nine months ended September 30, 2025 was attributable to a 3.4% increase in gross profit as a percentage of revenue due to a decrease in restructuring expense and labor cost as a result of our previous Business Efficiency Program, a 2.0% increase in gross profit as a percentage of revenue due to changes in customer and product mix and a 0.1% increase in gross profit as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar.

As a percentage of that segment's revenue, Services & Support gross profit decreased from 63.9% for the three months ended September 30, 2024, to 59.1% for the three months ended September 30, 2025, and decreased from 59.9% for the nine months ended September 30, 2024, to 59.2% for the nine months ended September 30, 2025. The decrease in gross profit for the three and nine months ended September 30, 2025 was primarily attributable to a decrease in gross profit as a percentage of revenue due to changes in customer and product mix, partially offset by an increase in gross profit as a percentage of revenue due to a decrease in restructuring expense and labor cost as a result of our previous Business Efficiency Program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of revenue, selling, general and administrative expenses decreased from 25.3% for the three months ended September 30, 2024, to 20.8% for the three months ended September 30, 2025, and decreased from 25.9% for the nine months ended September 30, 2024, to 21.3% for the nine months ended September 30, 2025. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses increased 1.2% from $57.6 million for the three months ended September 30, 2024, to $58.2 million for the three months ended September 30, 2025, and decreased 4.0% from $175.9 million for the nine months ended September 30, 2024, to $168.9 million for the nine months ended September 30, 2025. Selling, general and administrative expenses include personnel costs for management, accounting, information technology, human resources, sales and marketing, as well as independent auditor, tax and other professional fees, contract services and legal and litigation related costs. The increase in selling, general and administrative expenses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to a $2.4 million increase in employee related costs and a $1.5 million increase in professional and legal services partially offset by a $3.1 million decrease in acquisition expenses and amortization of intangible assets related to the business combination with Adtran Networks SE (the "Business Combination"). The decrease for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily attributable to the a $10.5 million decrease in acquisition expenses and amortization of intangible assets related to the Business Combination and a decrease of $3.8 million in employee-related costs, partially offset by a $5.4 million increase in professional and legal services and a $1.2 million increase in travel related expenses. For the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, changes in foreign currencies relative to the U.S dollar increased our selling, general and administrative expenses by approximately $1.3 million and $1.8 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

As a percentage of revenue, research and development expenses decreased from 22.7% for the three months ended September 30, 2024, to 18.5% for the three months ended September 30, 2025, and decreased from 25.3% for the nine months ended September 30, 2024, to 19.2% for the nine months ended September 30, 2025. Research and development expenses as a percentage of revenue will generally fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

Research and development expenses increased less than 1.0% from $51.6 million for the three months ended September 30, 2024, to $51.7 million for the three months ended September 30, 2025, and decreased 11.4% from $172.1 million for the nine months ended September 30, 2024, to $152.4 million for the nine months ended September 30, 2025. The increase in research and development expenses for the three months ended September 30, 2025, was primarily attributable to an increase in employee-related costs of $1.6 million, partially offset by a decrease in licenses, permits of $0.6 million, a decrease in professional services of $0.4 million and an increase in project subsidies of $0.3 million. The decrease in research and development expenses for the nine months ended September 30, 2025, was primarily attributable to a decrease in employee-related costs of $11.5 million, a decrease in licenses and permits of $1.6 million, an increase in project subsidies of $1.6 million and a decrease in professional services of $0.8 million. For the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, changes in foreign currencies relative to the U.S. dollar increased our research and development expenses by approximately $1.4 million and $2.1 million, respectively.

Adtran Networks has arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expenses incurred. For the three months ended September 30, 2025 and 2024, the Company recognized $2.9 million and $2.5 million as a reduction of research and development expense, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $8.3 million and $6.6 million as a reduction of research and development expense, respectively.

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

GOODWILL IMPAIRMENT

No goodwill impairment was recognized during the three and nine months ended September 30, 2025, and for the three months ended September 30, 2024. During the first quarter of 2024, qualitative factors, such as a decrease in the Company’s market capitalization, cautious service provider spending due to economic uncertainty and continued customer focus on inventory adjustments, triggered a quantitative impairment assessment for our reporting units for goodwill and long-lived assets. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the nine months ended September 30, 2024. For additional information, see Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased from $0.7 million for the three months ended September 30, 2024, to $0.3 million for the three months ended September 30, 2025 and it decreased from $1.4 million for the nine months ended September 30, 2024, to $0.6 million for the nine months ended September 30, 2025. The decrease in interest and dividend income is primarily attributable to fluctuations in investment balances and a decrease in the rate of return on those investments due to interest rate movements.

INTEREST EXPENSE

Interest expense decreased from $5.7 million for the three months ended September 30, 2024, to $5.5 million for the three months ended September 30, 2025, and decreased from $17.2 million for the nine months ended September 30, 2024, to $14.8 million for the nine months ended September 30, 2025. The decrease in interest expense during the three and nine months ended September 30, 2025, was primarily driven by a decrease in amortization of debt issuance costs related to the delayed draw term loan facility under the revolving credit agreement which expired in the third quarter of 2024, decreased interest expense under the revolving credit agreement partially offset by interest expense on the newly issued convertible senior notes. See Note 11 and Note 12 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

NET INVESTMENT GAIN

We recognized a net investment gain of $1.4 million and $2.2 million for the three months ended September 30, 2024 and 2025, respectively and recognized a net investment gain of $4.5 million and $3.6 million for the nine months ended September 30, 2024 and 2025, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 6 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, decreased from expense of $0.9 million for the three months ended September 30, 2024 to expense of $0.7 million for the three months ended September 30, 2025 and increased from expense of $0.4 million for the nine months ended September 30, 2024 to expense of $2.4 million for the nine months ended September 30, 2025.

INCOME TAX (EXPENSE) BENEFIT

The Company's effective tax rate changed from an expense of 1.4% of pre-tax loss for the three months ended September 30, 2024, to an expense of 18.3% of pre-tax loss for the three months ended September 30, 2025 and changed from a benefit of 3.9% of pre-tax loss for the nine months ended September 30, 2024, to an expense of 5.5% of pre-tax loss for the nine months ended September 30, 2025. The changes in the effective tax rate for the three and nine months ended September 30, 2025, were driven primarily by loss jurisdictions for which the recognition of tax benefits on pre-tax losses incurred during the three and nine months ended September 30, 2025 were limited due to a valuation allowance.

NET LOSS ATTRIBUTABLE TO ADTRAN HOLDINGS, INC.

As a result of the above factors, net loss attributable to ADTRAN Holdings, Inc. decreased from net loss of $33.3 million for the three months ended September 30, 2024, to a net loss of $10.3 million for the three months ended September 30, 2025, and decreased from net loss of $413.8 million for the nine months ended September 30, 2024, to a net loss of $42.1 million for the nine months ended September 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

We generally finance our ongoing business with existing cash, investments, credit arrangements and cash flow from operations to manage our working capital needs. We had positive cash flow from operating activities of $87.5 million in the nine months ended September 30, 2025. We have used, and expect to continue to use, existing cash, credit arrangements and cash generated from operations for working capital and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures.

As of September 30, 2025, our cash, cash equivalents and restricted cash was $101.2 million of which $76.5 million was held by our foreign subsidiaries. The Company had access to $319.2 million on its Credit Facility for future borrowings; however, as of September 30, 2025 and the date of this filing, the Company was limited to additional borrowings of $232.0 million based on debt covenant compliance metrics. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax. As of December 31, 2024, our cash on hand was $76.0 million, of which $52.6 million was held by our foreign subsidiaries.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of September 30, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €322.7 million or $378.7 million, based on an exchange rate as of September 30, 2025, and reflecting interest accrued through September 30, 2025, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the proceeding for the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.5 million or $10.0 million (based on the exchange rate as of September 30, 2025) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024; therefore, the Annual Recurring Compensation was paid on July 3, 2024. With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 27, 2025, and therefore, the Annual Recurring Compensation in the amount of $10.1 million was paid on July 1, 2025. During the three months ended September 30, 2025 and 2024, we accrued $2.5 million and $2.4 million, respectively, in Annual Recurring Compensation. During the nine months ended September 30, 2025 and 2024, we accrued $7.5 million and $7.4 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended six times. As of both September 30, 2025 and the date of this filing, the Company was limited to additional borrowings of $232.0 million based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (or 4.0x to 3.5x during a Springing Covenant Period), and a Consolidated Fixed Charge Coverage Ratio of 1.25x. In addition, during a Springing Covenant Period the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. See Note 11, Credit Agreement of the Notes to Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for additional information regarding the terms of the Wells Fargo Credit Agreement.

As of September 30, 2025, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company has sufficient liquidity through its operating cash flow and the borrowings available under the Credit Facility to meet a majority of its payment obligations under the DPLTA pertaining to Exit Compensation. For the three and nine months ended September 30, 2025, less than one thousand and approximately 0.9 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.9 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and nine months ended September 30, 2024, 0.8 million shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 million and $17.4 million, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and we do not expect the final decision to be published within the next 12 months; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the fact that the date of a decision by the court on the merits of the case is uncertain, it will likely take a minimum of 12 months for a ruling on the merits and thereafter, an expected appeal process will take a further 12-24 months to resolve; (iv) the current guaranteed Annual Recurring Compensation payment; and (v) the current trading value of Adtran Networks shares.

Moreover, on September 19, 2025, the Company issued $201.3 million aggregate principal amount of Notes. The Notes accrue interest at a rate of 3.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2026. Unless earlier repurchased, redeemed, or converted, the Notes will mature on September 15, 2030. After deducting the initial purchasers’ discounts, commissions, and estimated offering expenses, the Company received net proceeds of $192.8 million. As of September 30, 2025, and as of the date of issuance of these financial statements, management believes that the Company has sufficient liquidity to meet its payment obligations under the Notes through its operating cash flow and the borrowings available under the Credit Agreement.

The Company experienced revenue declines in the year ended December 31, 2024. However, customers began replenishing their inventories to meet increasing demand, and revenue increased throughout the first three quarters of 2025. The Company suspended dividend payments and effectuated a business efficiency program (the "Business Efficiency Program"), which targeted the reduction of ongoing operating expenses and focused on enhancing capital efficiency. The Business Efficiency Program was completed as of December 31, 2024. In addition, the Company continues to assess the probability that the sale of its headquarters in Huntsville will occur and has determined it is probable of occurring in the next twelve months.

In summary, the Company believes that its cash, cash equivalents and restricted cash, working capital management initiatives and availability to access cash under the Wells Fargo Credit Facility (described below), will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under both the Notes and the DPLTA, including anticipated levels of Exit Compensation, as well as to support our ability to continue to comply with our debt covenants under the Credit Facility for at least the next twelve months, from the issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. See Note 11, Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item, 1 for additional information regarding the terms of the Wells Fargo Credit Agreement.

Debt Obligations

Wells Fargo Credit Facility

On July 18, 2022, ADTRAN, Inc., as the borrower ("U.S. Borrower"), and the Company entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Original Credit Agreement”), as amended by the First Amendment to Credit Agreement, dated August 9, 2023 (“Amendment No. 1”), the Second Amendment to Credit Agreement, dated January 16, 2024 (“Amendment No. 2”), the Third Amendment to Credit Agreement, dated March 12, 2024 (“Amendment No. 3”), the Fourth Amendment to Credit Amendment, dated June 4, 2024, among Adtran Networks (the "German Borrower") and the parties set forth above ("Amendment No. 4") and the Fifth Amendment to Credit Agreement and Waiver, dated May 6, 2025, among the German Borrower and the parties set forth above (“Amendment No. 5”; the Original Credit Agreement as amended by Amendment No. 1, Amendment No. 2. Amendment No. 3, Amendment No. 4 and Amendment No. 5, the “Existing Credit Agreement”).

On September 16, 2025, the U.S. Borrower, the Company, the German Borrower, and the lenders party thereto, including the Administrative Agent, entered into the Sixth Amendment and Consent to Credit Agreement, dated September 16, 2025 (“Amendment No. 6”; the Existing Credit Agreement as amended by Amendment No. 6, the “Amended Credit Agreement”). Amendment No. 6, among other things, (i) provides for a consent from the lenders to the issuance by the Company of new unsecured convertible indebtedness in an amount not to exceed $230.0 million, notwithstanding the cap on the amount of Permitted Convertible Indebtedness (as defined in the Amended Credit Agreement) the Company is permitted to incur, (ii) requires that the net cash proceeds of the new unsecured convertible indebtedness be used to (a) repay outstanding revolving credit loans under the Amended Credit Agreement, (b) pay fees, costs, and expenses related to Amendment No. 6 and the issuance of the new unsecured convertible indebtedness and (c) cash collateralize the obligations of the Company and its subsidiaries under the Amended Credit Agreement (with such cash only being permitted to be withdrawn for the purpose of financing the purchase of additional outstanding shares of Equity Interests (as defined in the Amended Credit Agreement) of the German Borrower that were not owned by the Company and its subsidiaries as of August 9, 2023 pursuant to Section 5, paragraph 1 of the DPLTA), and (iii) after the prepayment contemplated in the foregoing clause (ii)(a) and the provision of cash collateral contemplated in the foregoing clause (ii)(c), amends provisions governing the Subline (as defined below) to provide that future prepayments in respect of borrowings under the Subline will no longer permanently reduce the commitments in respect of the Subline.

As of September 30, 2025, the Amended Credit Agreement provided for a secured revolving credit facility of up to $350.0 million of borrowings, $50.0 million of which is solely available to the German Borrower.

As of September 30, 2025, the Company’s borrowings under the revolving line of credit were $25.0 million, of which all was borrowed under the Subline by the German Borrower. The credit facilities provided under the Amended Credit Agreement mature in July 2027, but the U.S. Borrower may request extensions subject to customary conditions. In addition, the U.S. Borrower may utilize up to $50.0 million of the $350.0 million total revolving facility for the issuance of letters of credit. As of September 30, 2025, the U.S. Borrower had a total of $5.8 million in letters of credit under the Amended Credit Agreement, leaving a net amount (after giving effect to the $25.0 million of outstanding borrowings described above) of $319.2 million available for future borrowings; however, as of September 30, 2025 and the date of this filing, the Company was limited to additional borrowings of $232.0 million based on debt covenant compliance metrics. Any future credit extensions under the Amended Credit Agreement are subject to customary conditions precedent. The proceeds of any loans may be used as described above, as well as for working capital and other general corporate purposes.

Moreover, the Amended Credit Agreement provides for a sublimit under the existing $350.0 million revolving commitments in an aggregate amount of $50.0 million (“Subline”), which Subline is available for borrowings by the German Borrower. The existing swing line sublimit and letter of credit sublimit under the Amended Credit Agreement remain available to the U.S. Borrower (and not to the German Borrower). Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Amended Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

All U.S. borrowings under the Amended Credit Agreement bear interest at a rate tied to the Base Rate (as defined in the Amended Credit Agreement) or SOFR, at the Company’s option, and all E.U. borrowings bear interest at a rate tied to the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent), in each case plus applicable margins which vary based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Amended Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable. As of September 30, 2025, the weighted average interest rate on our revolving credit agreements was 9.50%.

The Company made certain representations and warranties to the lenders in the Amended Credit Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a “Springing Covenant Period,” as defined below) and a Consolidated Fixed Charge Coverage Ratio of 1.25x (as such ratios are defined in the Amended Credit Agreement). A “Springing Covenant Event” occurs when at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of August 9, 2023 have been tendered and purchased by the Company. Upon the occurrence of a Springing Covenant Event, the Company will enter a “Springing Covenant Period”, defined as the fiscal quarter in which a Springing Covenant Event occurs and the three (3) consecutive fiscal quarters thereafter. During a Springing Covenant Period, the Company’s leverage ratios are increased. In addition, the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. As of September 30, 2025, the Company was in compliance with all covenants.

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

All obligations under the Amended Credit Agreement (including under the Subline) are guaranteed by the U.S. Borrower and certain subsidiaries of the U.S. Borrower (“Full Facility Guarantors”). To secure such guarantees, the U.S. Borrower and the Full Facility Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets, and the U.S. Borrower has granted mortgages in favor of the Administrative Agent over certain owned real estate assets. Certain of the German Borrower' subsidiaries (the “Subline Guarantors”) have also provided a guarantee solely of the obligations in respect of the Subline. Furthermore, to secure such guarantees, the German Borrower and the Subline Guarantors have granted security interests in favor of the Administrative Agent over substantially all of their tangible and intangible assets. Upon repayment in full and termination of the Subline, the guarantees by the Subline Guarantors and the liens granted by the German Borrower and the Subline Guarantors to secure obligations under the Subline will be released.

Convertible Senior Notes

On September 19, 2025, the Company issued $201.3 million principal amount of 2030 Notes. The 2030 Notes were issued pursuant to, and are governed by, an indenture, dated as of September 19, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. The proceeds were primarily used to, among other items, pay down certain outstanding indebtedness under the Credit Facility. In connection with the 2030 Notes, the Company has entered into privately negotiated Capped Calls.

Interest expense related to the 2030 Notes was $0.3 million for the three months ended September 30, 2025. In conjunction with the issuance of the 2030 Notes, the Company recognized an original issue discount of $201.3 million and debt issuance costs of $8.4 million, which were capitalized as components of the carrying amount and included in convertible senior notes, net within the condensed consolidated balance sheets. See Note 12 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information.

Unamortized Discounts and Debt Issuance Costs

Unamortized discounts and debt issuance costs totaled $8.4 million as of September 30, 2025. Amortization expense related to unamortized discounts and debt issuance costs (included in interest expense within the condensed consolidated statements of operations) totaled less than $0.1 million for the three months ended September 30, 2025.

Operating Activities

Net cash provided by operating activities of $87.5 million during the nine months ended September 30, 2025, decreased by $13.6 million compared to net cash provided by operating activities of $101.1 million during the nine months ended September 30, 2024. The decrease was primarily due to decreased net cash inflows from working capital partially offset by reduced net loss for the nine months ended September 30, 2025 and 2024, excluding the goodwill impairment charge of $297.4 million. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable increased 0.3% from $178.0 million as of December 31, 2024, to $178.6 million as of September 30, 2025. There was an allowance for credit losses of $1.2 million as of September 30, 2025, and $1.3 million as of December 31, 2024. The increase in net accounts receivable was due primarily to increased volume of sales activity due to a return of normalized customer spending. Quarterly accounts receivable DSO decreased from 67 days as of December 31, 2024, to 59 days as of September 30, 2025 and was primarily driven improved efficiency in collecting accounts receivable in addition to changes in customer and geographical mix of commercial terms.

Other receivables decreased 10.9% from $9.8 million as of December 31, 2024, to $8.7 million as of September 30, 2025. The decrease in other receivables was primarily attributable to a decrease in sales of raw materials.

Quarterly inventory turnover was 2.3 turns as of December 31, 2024, and 3.0 turns as of September 30, 2025. The increase in inventory turnover was primarily attributable to increased volume of sales activity due to a return of normalized customer spending and utilization of buffer stock. Inventory decreased 14.5% from $261.6 million as of December 31, 2024, to $223.8 million as of September 30, 2025. The decrease in inventory was primarily due to a reduction in component purchases due to improved lead time and utilization of buffer stock. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory for customer demand and improve working capital.

Accounts payable increased 10.0% from $171.8 million as of December 31, 2024, to $188.9 million as of September 30, 2025. Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures totaled approximately $49.6 million and $50.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in capital expenditures for the nine months ended September 30, 2025, was primarily attributable to decreases in expenditures related to equipment, building improvements and developed technology projects.

Our long-term investments increased 10.0% from $32.1 million as of December 31, 2024, to $35.3 million as of September 30, 2025. Our investments include various marketable equity securities classified as long-term investments with a fair market value of approximately $1.1 million as of September 30, 2025, and December 31, 2024. Long-term investments as of September 30, 2025, and December 31, 2024, also included $34.2 million and $31.0 million, respectively, related to our deferred compensation plans. See Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities was $18.0 million, which was primarily due to repayment of borrowings under the revolving credit agreement of $189.0 million, payments for capped call transactions related to the convertible senior notes of $17.7 million, and payments for the redemptions of redeemable non-controlling interests of $19.4 million, payment of annual recurring compensation to non-controlling interests, partially offset by net proceeds from the issuance of the convertible senior notes of $194.2 million and proceeds from draws on the revolving credit agreements.

Stock Repurchase Program

There were no stock repurchases during the periods ended September 30, 2025, and 2024, and there currently is no authorized stock repurchase program for the repurchase of ADTRAN Holdings, Inc. shares.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 0.2 million and 36 thousand shares of common stock, which resulted in proceeds of $1.4 million and $0.2 million during the nine months ended September 30, 2025 and 2024, respectively.

Pension Plans

We maintain defined benefit pension plans covering employees in certain foreign countries. For additional information, see Note 13 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Deferred Compensation Programs

We maintain two deferred compensation programs for certain employees. The fair value of the assets held by the deferred compensation programs totaled $34.2 million and $31.0 million as of September 30, 2025, and December 31, 2024, respectively, and is included in long-term investments. The amounts payable to the deferred compensation program participants totaled $36.7 million and $33.2 million as of September 30, 2025, and December 31, 2024, respectively. For additional information, see Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements

We have exposure to credit losses from off-balance sheet exposures, to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds, where we believe the risk of loss is immaterial to our financial statements as of September 30, 2025. Otherwise, we do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Note 18 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Cash Requirements

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of September 30, 2025, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied (but excluding payments that may be made pursuant to the DPLTA, which is discussed below). Other than operating lease obligations, the cash requirements table excludes interest payments.

(In thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Wells Fargo credit agreement(1)	$25,023	$—	$—	$25,023	$—	$—	$—
Convertible Senior Notes (1)	201,250	—	—	—	—	—	201,250
Purchase obligations(2)	211,232	118,691	91,142	1,399	—	—	—
Operating lease obligations(3)	41,918	2,330	8,751	7,745	6,940	3,639	12,513
Totals	$479,423	$121,021	$99,893	$34,167	$6,940	$3,639	$213,763

(1) See the description below.

(2) We have purchase obligations related to open purchase orders to our contract manufacturers, ODMs, component suppliers, service partners and other vendors. The settlement of our purchase obligations will occur at various dates beginning in 2025 and going through 2028. See Note 18 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item I of the report for more information.

(3) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Our operating leases have remaining lease terms ranging from 2 months to 158 months as of September 30, 2025.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into the Credit Agreement with the Administrative Agent and the other lenders named therein. The Credit Agreement was subsequently amended six times. As of September 30, 2025, the Company's borrowings under the revolving line of credit were $25.0 million, of which all were borrowed under the Subline by the German Borrower. As of September 30 2025, the Company was limited to additional borrowings of $232.0 million based on debt covenant compliance metrics. The Credit Facility matures in July 2027; however, the Company may request extensions subject to customary conditions. See Note 11 and 18 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report and “Liquidity and Capital Resources - Debt Obligations - Wells Fargo Credit Facility” in Part I, Item 2 of this report for additional information.

Convertible Senior Notes

On September 19, 2025, the Company issued $201.3 million aggregate principal amount of the Notes. The Notes accrue interest at a rate of 3.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2026. Unless earlier repurchased, redeemed, or converted, the Notes will mature on September 15, 2030. See Note 12 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report and “Liquidity and Capital Resources - Convertible Senior Notes” in Part I, Item 2 of this report for additional information.

Receivables Purchase Arrangements

On July 1, 2024, the Company entered into a receivables purchase agreement (the "Factoring Agreement") with third-part financial institution, which accelerates receivable collection and helps to better manage cash flow. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. Total accounts receivables factored as of the end of September 30, 2025, totaled $23.6 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. During the three and nine months ended September 30, 2025, the Company received $49.2 million and $119.4 million, respectively, in cash proceeds from the Factoring Agreement, which are recorded in operating cash flows on the Condensed Consolidated Statement of Cash Flows.

On December 19, 2023, the Company entered into a receivables purchase agreement (the "Prior Factoring Agreement") with a third-party financial institution which qualified for treatment as a secured borrowing with a pledge of collateral under Accounting Standards Codification Topic 810, Consolidation. The Prior Factoring Agreement was terminated on July 1, 2024. See Note 3 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of September 30, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €322.7 million or $378.7 million, based on an exchange rate as of September 30, 2025, and reflecting interest accrued through September 30, 2025 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the proceeding for the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €8.5 million or $10.0 million (based on the exchange rate as of September 30, 2025) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 27, 2025, and therefore, the Annual Recurring Compensation in the amount of $10.1 million was paid on July 1, 2025. During the three months ended September 30, 2025 and 2024, we accrued $2.5 million and $2.4 million, respectively, in Annual Recurring Compensation. During the nine months ended September 30, 2025 and 2024, we accrued $7.5 million and $7.4 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares. For the three and nine months ended September 30, 2025, less than one thousand shares and approximately 0.9 million shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.9 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three months and nine months ended September 30, 2024, 0.8 million shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 thousand and $17.4 million, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

As of September 30, 2025 we held 35,706,749 no-par value bearer shares of Adtran Networks, representing 68.6% of Adtran Networks outstanding shares as of September 30, 2025.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which incorporated by reference to Exhibit 10.11 included in our 2024 Form 10-K/A.

Business Efficiency Program

On November 6, 2023, due to the uncertainty around the then-current macroeconomic environment and its impact on customer spending levels, the Company’s management decided to implement a Business Efficiency Program targeting the reduction of ongoing operating expenses and focusing on capital efficiency. This included certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments and the sale of owned real estate (including the sale of our headquarters in Huntsville), inventory write downs from product discontinuances, and the suspension of the quarterly dividend. The Business Efficiency Program was completed as of December 31, 2024.

We did not incur any Business Efficiency Program costs during the three and nine months ended September 30, 2025. The Company reduced previously accrued costs by $0.3 million during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we recognized $5.9 million, and $40.6 million of costs related to the Business Efficiency Program. Future cash payments include previously accrued severance and outplacement fees, as well as site consolidation costs that are anticipated to be approximately $1.6 million.

Other Cash Requirements

During the nine months ended September 30, 2025, other than the Exit Compensation payments, Annual Recurring Compensation under the DPLTA, and receivables purchase arrangements there have been no other material changes in cash requirements from those discussed in the 2024 Form 10-K/A and our cash requirements table shown in Liquidity and Capital Resources above.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of September 30, 2025, and December 31, 2024, we had commitments related to these bonds totaling $18.0 million and $15.7 million, respectively, which expire at various dates through April 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Critical Accounting Policies and Estimates

Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. Several accounting policies, as described in Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, require material subjective or complex judgment and have a significant impact on our financial condition and results of operations, as applicable. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the nine months ended September 30, 2025, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2024 Form 10-K/A, except for restricted cash and convertible senior notes as discussed below.

Convertible Senior Notes

We account for our convertible senior notes with embedded conversion features in accordance with Accounting Standards Update ("ASU") 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which removes from U.S. GAAP the liability and equity separation model for convertible instruments with either cash or beneficial conversion features. As a result, convertible debt instruments would only be separated into multiple components if they were issued at a substantial premium or if embedded derivatives requiring bifurcation were identified. The 2030 Notes were not issued at a substantial premium, and we analyzed the provisions of the 2030 Notes and did not identify any material embedded features which would require bifurcation from the host debt. As such, the 2030 Notes are accounted for entirely as a liability, net of unamortized issuance costs. The carrying amount of the liability is classified as long-term as the instrument does not mature within one year of the balance sheet date and the holder is not permitted to demand repayment of the principal within one year of the balance sheet date. However, if conditions to convertibility are met and holders are expected to convert within one year as described in Note 12 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, we may be required to reclassify the carrying amount of the liability to current. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative. Issuance costs are amortized to interest expense using the effective interest rate method. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.

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

We maintain depository investments with certain financial institutions. As of September 30, 2025, $97.1 million of our cash and cash equivalents, primarily foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

Interest Rate Risk

As of September 30, 2025, we held $0.6 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of September 30, 2025, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. As of September 30, 2025, the carrying amounts of our revolving credit agreements totaled $25.0 million where a change in interest rates would impact our interest expense. A hypothetical 50 basis point increase in interest rates as of September 30, 2025, assuming all other variables remain constant, would increase our interest expense by $0.1 million annually. The analysis covers our debt and investments. The analyses use actual or approximate maturities for the debt and investments. The discount rates used were based on the market interest rates in effect at September 30, 2025.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, operating expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with the euro and the British pound. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary's functional currency or certain other local currency. The majority of our global supply chain predominately makes payments in U.S. dollars and some of our operating expenses are paid in certain local currencies (approximately 43.9% of total operating expense for the period ended September 30, 2025, respectively). Therefore, our revenue, gross margins, operating expenses and operating loss are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating loss. For the nine months ended September 30, 2025, the effect of a hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $9.5 million. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of September 30, 2025, due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $7.1 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $11.7 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary.

We have certain assets and liabilities, primarily accounts receivable and accounts payable and lease liabilities that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations.

For further information about the fair value of our investments as of September 30, 2025, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2025.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2025, management determined that there were deficiencies in Adtran’s internal control over financial reporting that constituted material weaknesses that continue to exist as of September 30, 2025. Such material weaknesses were as follows:

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

Management’s Remediation Efforts

To remediate the material weaknesses in Adtran’s internal control over financial reporting related to the risks of material misstatement, including financial statement preparation, presentation and disclosure of transactions and the non-controlling interest, Adtran has continued the implementation of its remediation plan that includes the introduction of new or enhanced controls over the review of Adtran's consolidated financial statements, global identification and reassessment of all key processes and controls, increased training and awareness of control activities, and increased scrutiny of control performance and documentation standards. Adtran's management believes that the continuation of its remediation plan along with the foregoing actions will support the improvement of the Company’s internal control over financial reporting, and, through its ongoing efforts to identify, design, and implement the necessary control activities, will be effective in remediating such material weaknesses.

To remediate the material weaknesses in Adtran’s internal control over financial reporting relating to accounting for non-routine, unusual or complex events and transactions for non-controlling interest and the receivable purchase and servicing agreement, Adtran has implemented a remediation plan that involved redesigned controls over the identification and review of contracts, transactions or arrangements that may result in a financial obligation including the use of an accounting or reporting third-party advisor as needed to ensure proper presentation of these items within its consolidated financial statements.

To remediate the material weakness relating to the communication of accurate information internally and with those charged with governance, Adtran has implemented a remediation plan that includes the enhancement of key internal control and communication policies, training sessions for personnel on internal control expectations, the implementation of a quarterly sub-certification process, and redesigned controls over the identification and review of contracts, transactions or arrangements that may result in a financial obligation.

To remediate the material weakness relating to maintaining effective controls over an inventory suspense account, Adtran has implemented its remediation plan that includes the redesign of the reconciliation control specific to the suspense account and enhanced its review procedures (including over aged items) and training sessions for personnel on reconciliation procedures. The redesigned control operated for each of the three months in the quarter ended September 30, 2025.

We have implemented certain of the above-referenced controls, as and to the extent disclosed above, and are in the process of testing their effectiveness, and we continue to implement certain other controls. We will continue to devote significant time and attention to these remediation efforts. As Adtran continues to evaluate and work to improve its internal control over financial reporting, management may decide to take additional measures to address the material weaknesses or determine to modify the remediation plans described above. Until the remediation steps set forth above, including the implementation of all necessary control activities that we identify, are fully completed, and there has been time for us to conclude through testing that the control activities are operating effectively, the material weaknesses described above will not be considered remediated.

Changes in Internal Control over Financial Reporting

The third quarter remediation activities described above are changes in Adtran’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented under the captions "Legal Matters" and “DPLTA Appraisal Proceedings” in Note 18 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 20, 2025 (the "2024 Form 10-K/A"). There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2024 Form 10-K/A other than as described in the risk factors below.

Risks Related to our Financial Results and Company Success

We require a significant amount of cash to service our indebtedness, our payment obligations to Adtran Networks shareholders under the DPLTA, and other obligations.

Our ability to generate cash depends on many factors beyond our control and any failure to service our outstanding indebtedness could harm our business, financial condition and results of operations. Furthermore, we have entered into a DPLTA with Adtran Networks. Additionally, pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us a recurring cash payment of €0.52 per share for each full fiscal year of Adtran Networks (the “Annual Recurring Compensation”) payment, or (2) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share, plus guaranteed interest (the “Exit Compensation”). For the year ended December 31, 2024, approximately 831 thousand shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €15.7 million, or approximately $17.4 million, based on exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. Any failure to satisfy our payment obligations under the DPLTA could harm our business, financial condition and results of operations.

Moreover, on September 19, 2025, the Company issued $201.3 million aggregate principal amount of convertible senior notes (the “2030 Notes” or the “Notes”). The Notes accrue interest at a rate of 3.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2026. Unless repurchased earlier, redeemed, or converted, the Notes will mature on September 15, 2030.

Our ability to make payments on and to refinance our indebtedness, to cover our payment obligations under the DPLTA and the 2030 Notes, and to fund working capital needs and planned capital expenditures depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, we do not sufficiently reduce costs in a timely manner, or if our future borrowings are not available to us in an amount sufficient to enable us and our subsidiaries to pay our indebtedness or to fund our other liquidity needs, we may need to raise additional debt or equity capital, refinance all or a portion of our indebtedness, sell assets, reduce or delay capital investments, any of which could have a material adverse effect.

The Company experienced revenue declines in 2024. However, customers began replenishing their inventories to meet increasing demand, and revenue increased throughout the first three quarters of 2025. There can be no assurance that revenue will continue to increase or that the Company will be successful in effecting its plans to preserve cash liquidity and maintain compliance with the Company's covenants on commercially reasonable terms or at all. We may need to further reduce capital expenditure and/or take other steps to preserve working capital in order to ensure that we can meet our needs and obligations and maintain compliance with our debt covenants. Our ability to raise additional debt capital or to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments or preferred stock may limit or prevent us from taking any of these actions.

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

Our significant indebtedness exposes us to various risks.

As of September 30, 2025, the Company’s borrowings under the revolving line of credit were $25.0 million, all of which was borrowed by Adtran Networks. As of September 30, 2025, the U.S. Borrower had a total of $5.8 million in letters of credit under the Amended Credit Agreement, leaving a net amount (after giving effect to the $25.0 million of outstanding borrowings described above) of $319.2 million available for future borrowings; however, as of September 30, 2025, the Company was limited to additional borrowings of $232.0 million based on debt covenant compliance metrics. The credit facilities provided under the Credit Agreement mature in July 2027, but we may request extensions subject to customary conditions. In addition, on September 19, 2025, the Company issued $201.3 million principal amount of its 3.75% convertible senior notes due September 15, 2030 (the “2030 Notes” or the “Notes”). See "Cash Requirements" in Part I, Item 2 of this report for additional information.

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

Our ability to satisfy our debt obligations and renew the credit facility is dependent upon our future performance and other risk factors discussed in this section. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we fail to pay interest on, or repay, our borrowings under the Wells Fargo credit facility when required, we will be in default under the applicable loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. In addition, our failure to repurchase the 2030 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. We are attempting to further reduce our operating expenses in order to fund our obligations, and we may be forced to further reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our current or future debt agreements. If we fail to implement these reductions or are unable to achieve sufficient operating results and resources, we could face substantial liquidity challenges and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to our 2030 Notes and Capped Calls

Our indebtedness and liabilities could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations. In addition, if we are unable to raise additional capital and/or restructure some of our existing indebtedness, we may be unable to meet our obligations as they come due, including with respect to the 2030 Notes.

Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
making us unable to meet our obligations as they come due;
•
requiring the dedication of a substantial portion of our cash flows from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2030 Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2030 Notes and the Amended Credit Agreement, and our cash needs may increase in the future. In addition, the Wells Fargo Credit Agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the 2030 Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the 2030 Notes, and our other indebtedness may limit our ability to repurchase the 2030 Notes or to pay any cash amounts due upon their maturity or conversion.

Noteholders may, subject to a limited exception, require us to repurchase their 2030 Notes following a “fundamental change” (as defined in the Indenture) at a cash repurchase price generally equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, all conversions of the 2030 Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2030 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2030 Notes or pay the cash amounts due upon conversion. Our failure to repurchase the 2030 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2030 Notes.

Provisions in the Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2030 Notes and the Indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to a limited exception, noteholders will have the right to require us to repurchase their 2030 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2030 Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The accounting method for the 2030 Notes may adversely affect our reported financial condition and results.

The accounting method for reflecting the 2030 Notes on our balance sheet, accruing interest expense for the 2030 Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accordance with applicable accounting standards, the 2030 Notes have been and may continue to be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2030 Notes, net of discount and issuance costs. The issuance costs have been and may continue to be treated as a debt discount for accounting purposes, which are amortized into interest expense over the term of the 2030 Notes. As a result of this amortization, the interest expense that we have recognized and expect to continue to recognize for the 2030 Notes for accounting purposes has been and may continue to be greater than the cash interest payments we will pay on the 2030 Notes, which has resulted and may continue to result in higher reported loss and which may result in lower reported income in the future.

In addition, the shares underlying the 2030 Notes have been reflected and may continue to be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, if the conversion value of the 2030 Notes exceeds their principal amount for a reporting period, then we calculate our diluted earnings per share assuming that all of the Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in our diluted earnings per share. The application of the "if converted" method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the 2030 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2030 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2030 Notes and could materially reduce our reported working capital.

Transactions relating to our 2030 Notes may affect the value of our common stock.

Conversions of the 2030 Notes offered hereby may significantly dilute the ownership interests of our common stockholders and depress the market price of our common stock. Furthermore, in connection with the 2030 Notes, we have entered into privately negotiated Capped Calls with one of the initial purchasers of the Notes or its affiliate and certain other financial institutions. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2030 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and (x) are likely to do so following any repurchase of the Notes by us in connection with any fundamental change and (y) are likely to do so during any observation period related to a conversion of the Notes or following any repurchase or redemption of Notes by us, other than in connection with any fundamental change, if we elect to unwind a corresponding portion of the Capped Calls in connection with such conversion, repurchase or redemption). This activity could also cause or avoid an increase or decrease in the market price of our common stock.

We are subject to counterparty risk with respect to the Capped Calls, and the Capped Calls may not operate as planned.

The option counterparties are, or are affiliates of, financial institutions, and we will be subject to the risk that one or more of such option counterparties might default under the Capped Calls. Our exposure to the credit risk of the option counterparties is not secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our Capped Calls with that option counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.

In addition, the Capped Calls are complex, and they may not operate as planned. For example, the terms of the Capped Calls may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Calls.

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
•
compliance with a wide variety of provincial, state, national and international laws and regulations applicable to the collection, use, retention, protection, disclosure, transfer and other processing of data, including personal data. Foreign data protection, privacy and other laws and regulations, including GDPR, are often more restrictive than those in the U.S. These data protection and privacy-related laws and regulations are varied, evolving, can be subject to significant change, may be augmented or replaced by new or additional laws and regulations and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, within the past three years, numerous states have adopted or are in the process of adopting various privacy-related laws and regulations. In addition, on July 16, 2020, the Court of Justice of the European Union ("EU") issued a decision that invalidated the EU-U.S. Privacy Shield framework as a basis for transfers of personal data from the EU to the U.S., resulting in uncertainty and potential additional compliance obligations to ensure that a valid basis under the GDPR exists for these data transfers. Since that time, the E.U. and U.S. have developed the successor E.U.-U.S. Data Privacy Framework to address the 2020 decision, and on July 10, 2023, the European Commission issued an adequacy decision for the EU-US Data Privacy Framework, which entered in force on July 11, 2023; however, there are indications there may be legal challenges to the decision. If the European Commission concludes in the future that the required level of protection is no longer ensured, the European Commission has the power to propose the suspension, amendment or repeal of any adequacy decision. Additionally, the European Commission published revised standard contractual clauses for data transfers from the European Economic Area in 2021, which were required to go into effect by December 2022. Finally, the U.K. has enacted a version of the GDPR the implementation of which occurred by way of the Data Protection Act 2018, collectively referred to as the "U.K. GDPR." In June 2025, the U.K. enacted the Data (Use and Access) Act 2025 (“DUAA”). The DUAA amends the U.K.GDPR and may create additional operational burdens for affected companies. Uncertainty remains, however, regarding how aspects of data protection in the U.K. will be handled in the medium to long term. There is also a risk that we, directly or as the result of a third-party Service Provider we use, could be found to have failed to comply with the laws and regulations applicable in a jurisdiction regarding the collection, consent, handling, transfer or disposal of personal data. In addition to the U.S. and Europe, we do business in numerous other countries around the globe. Those countries and jurisdictions may have, currently or in the future, data protection or privacy laws or regulations with similar or additional requirements, resulting in increased compliance costs and regulatory risk.
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

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. During the first three quarters of 2025 and into November 2025, the U.S. introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. For example, the U.S. government is currently considering increasing import tariffs on various products and components, including semiconductors, and it recently increased tariffs on imports of certain critical raw minerals and derivative products relevant to our business and products. These tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, and other foreign governments may impose further trade measures, including reciprocal tariffs, on certain U.S. goods in the future. Because not all products can be sourced in all countries, we expect to experience increased costs in our supply chain as a result of such tariffs, which may lead to reduced margins or increased prices. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S. or exported to other countries, tax policy related to international commerce, increased export control, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. Related costs and the uncertainty during transition periods could lead to changes in buying behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability.

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

Further downgrades of the U.S. credit rating, impending automatic spending cuts, the current government shutdown, or future government shutdowns could negatively impact our liquidity, financial condition and earnings.

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

Moreover, on July 4, 2025, President Trump signed the OBBBA into law. The bill increased the federal government’s debt limit by $5 trillion, making it unlikely that the limit will be reached in the immediate future. The effects of the bill and the continued budget deficits enabled thereunder remain uncertain.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Moreover, the current government shutdown or future government shutdowns, as well as adverse political and economic conditions, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, we did not repurchase any shares of our common stock. As of September 30, 2025, there is no current authorization to repurchase common stock.

ITEM 5. OTHER INFORMATION

(a) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 3, 2025 (the “Termination Date”), in an effort to streamline the benefits offered to members of management and other key employees, the Company terminated its Deferred Compensation Program for Employees (the “Deferred Compensation Plan”) and its Equity Deferral Program for Employees together with the Deferred Compensation Plan, the “Plans”). The Plans are deferred compensation plans that have provided certain members of management or highly compensated employees, including certain of our named executive officers, with an opportunity to defer the receipt of a portion of their cash compensation, bonus, or other specified compensation. Each of the Plans has been maintained as an unfunded, nonqualified plan providing benefits based on the participant’s notional account balance at the time of retirement or separation, death or (with respect to the Deferred Compensation Plan) a change in control. The Company has also terminated its deferred compensation plans for its non-employee directors.

In accordance with Section 409A of the Internal Revenue Code of 1986, as amended, and as a result of the termination of the Plans, the payment of all benefits to each Plan’s participants and beneficiaries in the form of lump sum or installment distributions is scheduled to occur no earlier than twelve (12) months and no later than twenty-four (24) months following the Termination Date (the “Liquidation Date”). Distributions of amounts that are set to occur prior to the Liquidation Date will be made as scheduled under the terms of each Plan. Until the Liquidation Date, each of the Plans will continue to operate in the ordinary course, except that no new deferrals will be credited to the participants for compensation earned after the Termination Date.

(b) Not applicable

(c) Insider Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to ADTRAN's Form 8-K filed July 8, 2022)

3.2	Second Amended and Restated Bylaws of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed October 24, 2023)

4.1

Indenture, dated as of September 19, 2025, between ADTRAN Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed September 22, 2025)

4.2	Form of certificate representing the 3.75% convertible senior notes due 2030 (included as Exhibit A to Exhibit 4.1)

10.1	Sixth Amendment and Consent to Credit Agreement, dated as of September 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 17, 2025)

10.2	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 22, 2025)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2025 and 2024 (Restated); (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2025 and 2024 (Restated); (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024, for the three months ended June 30, 2025 and 2024 and for the three months ended September 30, 2025 and 2024 (Restated); (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Restated); and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN Holdings, Inc.

Date: November 4, 2025	/s/ Timothy Santo
Timothy Santo
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)