Form 10-K
period 2025-12-31
ADTRAN Holdings, Inc.
filed 2026-02-26
CIK 926282

12liability of warranty

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on June 30, 2025 was $706,155,805 based on a closing market price of $8.97 as reported on the NASDAQ Global Select.

There were 80,659,651 shares of common stock outstanding as of February 19, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant's 2026 Annual Meeting of Stockholders to be filed within 120 days of the registrant's fiscal year-end are incorporated herein by reference into Part III of this report to the extent described in Part III.

ADTRAN Holdings, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

GENERAL

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
•
Accurately matching necessary inventory levels to customer demand is challenging, and we may incur additional costs or be required to write off significant inventory that could adversely impact our results of operations.
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
•
Our estimates regarding future warranty obligations may change due to product failure rates, installation and shipment volumes, field service repair obligations and other rework costs incurred in correcting product failures. If our estimates materially change, our liability for warranty obligations may increase or decrease, impacting future cost of revenue.
•
Managing our inventory is complex and has included and may continue to include write downs of excess or obsolete inventory.
•
Our international operations have and may continue to expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flows.
•
Our success depends on attracting and retaining key personnel.

•
We are exposed to currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.
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
•
Emerging issues related to the development and use of AI could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm our business.

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
•
If we are unable to successfully develop and maintain relationships with Systems Integrators, Service Providers and enterprise value-added resellers, our revenue may be negatively affected.
•
We depend on a third-party cloud platform provider to host our Mosaic One SaaS network and other operating platforms, and if we were to experience a material disruption or interference in service, our business and reputation could suffer.

Risks related to the Company's stock price

•
Our financial performance and operating results historically have fluctuated and could fluctuate in future periods, which has affected and may in the future affect our stock price.
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
•
The accounting method for the 2030 Notes has affected and may continue to adversely affect our reported financial condition and results.
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
•
Expectations relating to sustainability and governance matters expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
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

GLOSSARY OF SELECTED TERMS

Below are certain acronyms, concepts and defined terms commonly used in our industry and in this report along with their meanings:

Acronym/Concept/ Defined Term	Meaning
ACI-E	Access Integrator Ethernet
Adtran Networks	Adtran Networks SE, a European stock corporation incorporated under the laws of the EU and Germany, and a majority-owned subsidiary of the Company
Adtran GmbH	Adtran Gesellschaft mit beschränkter Haftung; Limited liability subsidiary of Adtran, Inc. in Germany
ALM	Active line monitoring
AI	Artificial Intelligence
AOE	Adtran Operational Environment (Adtran EMS)
APAC	Asia Pacific
ASU	Accounting Standards Update
ATIS	Alliance for Telecommunications Industry Solutions; Standards organization that develops technical and operational standards and solutions for the information and technology industry
BBF	Broadband Forum
Carrier	Entity that provides voice, data or video services to consumers and businesses
CBAM	Carbon Border Adjustment Mechanism
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CPE	Customer-Premises Equipment
CSRD	Corporate Sustainability Reporting Directive
C-TPAT	U.S. Customs Trade Partnership Against Terrorism
DPLTA	Domination and Profit and Loss Transfer Agreement
DPU	Distribution Point Unit
DSL	Digital Subscriber Line
DSO	Days Sales Outstanding
EMEA	Europe, Middle East and Africa
EPON	Ethernet PON
ESPR	Environmentally Sustainable Products Regulation
Ethernet	Means of connecting computers over a LAN (as defined below)
ETSI	European Telecommunications Standards Institute
EU	European Union
FCPA	Foreign Corrupt Practices Act
FOB	Free on Board
FTTN	Fiber to the Node
GDPR	General Data Protection Regulation
Gfast	DSL protocol standard for local loops (telephone lines) shorter than 500 meters with performance targets between 100 Mbps (as defined below) and 1 gigabit per second, depending on loop length
GILTI	Global Intangible Low-Taxed Income is a U.S. tax provision (IRC §951A) under the 2017 Tax Cuts and Jobs Act
GPON	Gigabit PON
hiX	Adtran Multiservice Access Platform sold in the EU
Hyper-scalers	Major cloud service providers operating massive, scalable data centers
ICT	Information and Communications Technology

IoT	Internet of Things
IP	Internet Protocol
ISDA	International Swaps and Derivatives Association
ISO	International Organization for Standardization
ITU-T	International Telecommunication Union – Telecommunication Standardization Sector
LAN	Local Area Network
Mbps	Megabits Per Second
MDU Connectivity	Managed, high-speed fiber or Wi-Fi systems for multi-dwelling units
MEF	Metro Ethernet Forum
MSO	Multiple System Operator
MSP	Managed Service Provider
NASDAQ	National Association of Securities Dealers Automated Quotations, an American stock exchange based in New York City
Neocloud	Cloud providers specialized in providing GPU-as-a-Service for AI, machine learning, and high-performance computing
Net CFC Tested Income

Net controlled foreign corporations tested income, under IRC §951A, is the aggregate of a U.S. shareholder's pro rata share of tested income from controlled foreign corporations, reduced by their share of tested losses

ODM	Original Design Manufacturer
OLT	Optical Line Terminal
ONE	Optical Networking Edge
ONT	Optical Network Terminal
Operator	Entity that provides voice, data or video services to consumers and businesses
OS	Operating System
OTT	Over the Top
PCAOB	Public Company Accounting Oversight Board
PON	Passive Optical Network
PSU	Performance Stock Unit
RNCI	Redeemable Non-Controlling Interest
RSU	Restricted Stock Unit
SaaS	Software-as-a-Service
SDG	Service Delivery Gateway
SDN	Software Defined Networking
SDX	Software Defined Everything
SDO	Standards Developing Organizations
SEC	Securities and Exchange Commission
Service Provider or SP	An entity that provides voice, data or video services to consumers and businesses
SLA	Service Level Agreement
SMB	Small- to Medium-sized Business
SOFR	Secured Overnight Financing Rate
System Integrator or SI	Person or company that specializes in bringing together component subsystems into a whole and ensuring that those subsystems function together
TIA	Telecommunications Industry Association
TIP	Telecom Infra-Project

TL 9000

Standard developed by and for the ICT industry to drive consistency in the quality of products and services down the supply chain through the implementation of a common body of QMS requirements and defined performance-based measurements

U.K.	United Kingdom
U.S.	United States
VAR	Value-Added Reseller
VoIP	Voice over IP
WEEE	Waste from Electrical and Electronic Equipment directive
Wi-Fi	Family of wireless network protocols, based on the IEEE 802.11 family of standards, which are commonly used for LAN of devices and Internet access
XGS-PON	Updated standard for PONs that can support 10 Gbps symmetrical data transfer

PART I

ITEM 1. BUSINESS

Company Overview

ADTRAN Holdings, Inc. (“Adtran” or the “Company”) is a leading global provider of networking and communications platforms, software, systems and services focused on the metro optical transport, data center interconnect, and broadband access market, serving a diverse domestic and international customer base in multiple countries that includes large, medium and small Service Providers, alternative Service Providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises, including Fortune 500 companies with sophisticated business continuity applications; hyper-scalers, neocloud and content providers and data center companies; and federal, state and local government agencies.

We are focused on being a top global supplier of fiber-based communications infrastructure and AI-driven operations including SaaS applications spanning from the network core to the cloud edge (data centers) to the subscriber edge (customer premises) serving both the residential and enterprise connectivity markets, including fiber-based infrastructure for mobile networks. We offer a broad portfolio of flexible network infrastructure solutions, customer premises equipment, software applications, and global services and support that enable Service Providers to meet their service demands now and in the future. These products and services enable Service Providers to transition to a common network supporting the simplified delivery of high-capacity services, regardless of subscriber density, network topology and infrastructure diversity. We support our customers through our direct global sales organization and our distribution networks. Our success depends upon our ability to have customers adopt our technology, and increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors in order to gain market share. To service our customers and grow revenue, we are continually conducting research and developing new products addressing customer needs and testing those products for the specific requirements of the particular customers.

We solely own ADTRAN, Inc. and are the majority shareholder of Adtran Networks. ADTRAN, Inc. is a leading global provider of open, disaggregated networking and communications solutions. Adtran Networks is a global provider of network solutions for data, storage, voice and video services. We believe that the combined technology portfolio can best address current and future customer needs for high-speed connectivity from the network core to the end consumer, especially upon the convergence of solutions at the network edge.

We operate in two business segments: (1) Network Solutions, which includes hardware and software products, and (2) Services & Support, which includes a portfolio of network design and implementation services, support services and AI-driven operations including cloud-hosted SaaS applications that complement our product portfolio and can also be utilized to support other platforms. These two segments span across our three revenue categories: (1) Subscriber Solutions, (2) Access & Aggregation Solutions and (3) Optical Networking Solutions. See "Reportable Segments" below for a detailed discussion of these reportable segments and revenue categories.

We began operations in January 1986. Our global headquarters are located at Cummings Research Park in Huntsville, Alabama, the second largest research park in the U.S. and fourth largest in the world. Our European headquarters are located in Munich, Germany, and we have sales and research and development facilities in strategic global locations. Our mailing address is 901 Explorer Boulevard, Huntsville, Alabama, 35806. Our telephone number at that location is (800) 923-8726. Our website is www.adtran.com. The information found on our website is not incorporated by reference in this report or any other report that we file or furnish to the SEC.

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

Reportable Segments

Our business operates two reportable segments: (1) Network Solutions and (2) Services & Support. We review our financial performance, specifically revenue and gross profit, based on these two segments.

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

Services & Support Segment

The Services & Support segment offers a comprehensive portfolio of network design, implementation, maintenance and cloud-hosted services supporting its Subscriber, Access & Aggregation, and Optical Networking Solutions. These services assist operators in the deployment of multi-vendor networks while reducing their cost to maintain these networks. The cloud-hosted services include a suite of SaaS applications under the Company's Mosaic One platform that manages end-to-end network and service optimization for both fiber access infrastructure and mesh Wi-Fi connectivity, featuring AI-driven operations. The Company backs these services with a global support organization that offers on-site and off-site support services with varying SLAs.

Revenue Categories

In addition to our two reportable segments, we also report revenue across three categories – Subscriber Solutions, Access & Aggregation Solutions and Optical Networking Solutions.

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

The Subscriber Solutions category includes the following products, software and services:

Residential Gateways ("RGs"): • Residential Gateways	Optical Networking Terminals ("ONTs"): • GPON/XGS-PON ONTs
Enterprise Connectivity: • Routers • Switches	Edge Compute: • Edge Cloud (VEC)
Carrier Ethernet Network Interface Devices ("CE NIDs"): • FSP 150-GE110 • FSP 150-XG100 • FSP 150-XG210 • FSP 150-XG300 • FSP 150-XG400-NIDs	Software: • Mosaic One SaaS applications • n-Command • Procloud
Service: • Build • Care • Training • Professional Services • Software Services • Managed Services

Our Access & Aggregation Solutions category represents solutions that are used by communications Service Providers to connect residential subscribers, business subscribers and mobile radio networks to the Service Providers’ metro network, primarily through fiber-based connectivity. This revenue category includes hardware- and software-based products and services. Our solutions within this category are a mix of fiber access and aggregation platforms, precision network synchronization and timing solutions, and access orchestration solutions that ensure highly reliable and efficient network performance.

The Access & Aggregation category includes the following products, software and services:

Optical Line Terminals: • TA5000 OLT • SDX OLT • EPON OLT • Pluggable Optics	Copper Access: • Gfast DPUs • hiX • Total Access FTTN • Traditional Broadband
Packet Aggregation: • FSF 150-XG400 Aggregators • SDX Aggregation • Activator	Software: • MCP • AOE and ACI-E • Ensemble Activator • Mosaic One SaaS Applications • Mosaic Network Controller

Oscilloquartz:

•
Cesium clocks
•
GNSS and LEO clocks
•
Embedded timing solutions
•
PIP grandmasters and NTP server clocks
•
Time scale systems
•
Synchronization monitoring
•
PTP clients and boundary clocks
•
NTP network time servers
•
Network management systems
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

The Optical Networking Solutions category includes the following products, software and services:

Optical Transport: • FSP 3000	Optical Engines: • AOE Coherent Pluggables • AOE MicroMux • AOE AccessWave
Infrastructure Monitoring: • ALM Fiber Monitoring	Software: • Mosaic Network Controller
Services: • Build • Care • Training • Professional Services • Software Services • Managed Services

Industry Overview

The global growth of the cloud and mobility (5G), industrial applications, AI, home office and mobile working are accelerating the demand for more bandwidth, requiring more flexible provisioning of telecommunications services and more precise network synchronization. Communications Service Providers' investment in their networks is being driven by the pursuit of growth in subscriber acquisition, retention, and average revenue per user, as well as by the aims of streamlining operations, lowering energy consumption and improving their overall sustainability. Drivers facilitating this network investment cycle include the evolution of government funding programs, private equity infrastructure investment appetite, regulatory broadband policies, competition and ever-increasing subscriber demand for higher-speed broadband.

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

During 2025, we had one customer who comprised greater than 10.0% of our revenue, which was an international Service Provider, and our next five largest customers comprised 20.4% of our revenue. Additionally, our revenue in the U.S., U.K. and Germany each comprised more than 10% of our revenue in 2025. The revenue from this Service Provider and these countries is reported in both our Network Solutions and Services & Support segments.

Distribution, Sales and Marketing

We sell our products through our direct sales organization and our distribution network. Our direct sales organization supports major accounts and has offices in global locations. Sales to most smaller and independent telecom companies are fulfilled through a combination of direct sales and distributors. Our service offerings can be purchased directly from us or through one of our Service Providers, channel partners or distribution partners.

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

Our marketing organization promotes all brands associated with us to key stakeholders, including customers, partners and prospects worldwide. Our product marketing and management teams work with our engineering teams to develop and promote new products and services, as well as product enhancements.

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

Our product development activities are a central part of our strategy. We plan to maintain our emphasis on product development to enable us to respond to rapidly changing technology and evolving industry standards. Our research and development and engineering functions are global. We maintain research and development functions at multiple sites in the U.S., Europe, Israel and Asia. During the years ended December 31, 2025, 2024 and 2023, research and development expenditures totaled $204.3 million, $221.5 million and $258.3 million, respectively.

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

As we continue to create more software-based intellectual property, such as our SDN/Edge Cloud portfolio, our use of lean agile practices in research and development ensures we remain responsive and customer-focused. We believe that this enables us to deliver products faster, at higher quality and more economically to our customers and the market on a continuous basis.

Our ability to continually reduce product costs, while focusing on delivery and quality, are important parts of our overall business strategy. Our product development efforts are often centered on entering a market with improved technology, which we believe enables us to offer products at competitive prices and compete for market share.

Development activities focus on solutions that support both existing and emerging communications industry technologies in segments that we consider viable revenue opportunities. We are actively engaged in developing and refining technologies to support data, voice and video transport primarily over IP/Ethernet and optical network architectures. This includes optical transport, packet demarcation and aggregation, synchronization and fiber-optic access, DSL, access routing, ethernet switching, wireless LANs, integrated access, converged services, VoIP, network management and professional services. In addition, we focus on vertical optical technologies like Silicon Photonics, as well as microelectronics in order to differentiate and fully control the vertical value stack of our solutions. During 2025, we launched many new products, including an auto-tunable 50G C-band pluggable transceiver, expanded our Wi-Fi 7 portfolio with SDG 9000 Series for residential, small business and MDU connectivity, and launched the new FSP 3000 OLS solution. We also continued to advance our software and AI strategy through the Mosaic One platform.

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

We are an active participant in several SDOs and have assisted with the development of worldwide standards in many technologies. Our SDO activities are primarily in the areas of broadband access, optical networking and synchronization. This includes involvement with standard-setting bodies such as the ITU-T, ATIS, ETSI and the BBF. We are involved in the evolution of optical access technologies on next-generation PON. We also continue to be involved in driving optical networking, synchronization and SDN standardization and participate in industry-wide interoperability, performance-testing and system-level projects related to those standards in BBF. We are also members of MEF, TIA, CableLabs and TIP.

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

Our dependence on a limited number of suppliers for certain raw materials, key components and ODM products, has prevented and may in the future prevent us from delivering our products on a timely basis, which has had and may continue to have a material adverse effect on operating results and could have a material adverse effect on customer relations. Recently, the Company has experienced increased costs on imports of certain critical raw minerals and derivative products relevant to our business and products due to tariffs imposed by the U.S. government and other nations. The availability, timing and amount of any potential refunds of such tariffs remain unclear. Moreover, although the Company has been able to substantially mitigate the impact of tariffs that have been enacted to date, if additional tariffs and reciprocal tariffs are implemented (whether as currently proposed or otherwise), such actions could have a negative effect on our financial results, including our revenue and profitability.

Competition

We compete in markets for networking and communications services and solutions for Service Providers, businesses, government agencies and other organizations worldwide. Our products and services provide solutions supporting voice, data and video communications across fiber-, copper-, and wireless-based infrastructure, as well as across wide area networks, LANs and the internet.

We compete with a number of companies in the markets we serve. In the Subscriber Solutions category, our primary competitors include Calix, Ciena, Nokia, eero, RAD, and a growing number of Asian based ODM's selling direct to carriers. In our Access & Aggregation solutions category, key competitors include Nokia, Calix, Vecima, Harmonic and Microchip. Main competitors of our Optical Networking solutions portfolio are Ciena, Cisco, Ekinops, Nokia, Smartoptics and Ribbon Communications. Within our key target markets, we also compete less often with designated "high-risk vendors" such as Huawei and ZTE Corporation.

Across our markets and segments, the principal competitive factors can include, among others:

•
differentiated feature functionality of our products and solutions;
•
price performance of our solutions and lowest total cost of ownership for customers;
•
quality and reliability of our products;
•
financial stability and health of our company;
•
ability to manage supply chains to produce and deliver products in accordance with customer wish date;
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

We maintain substantial inventories of raw materials for long lead time components to support this demand and avoid expedite fees. We support our customer demand for our products by working with our suppliers, contract manufacturers, distributors, and customers to address and to limit the disruption to our operations and order fulfillment. Additionally, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an adverse effect on our business and operating results. Also, not maintaining sufficient inventory levels to ensure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results.

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

Global Trade

As a global company, the import and export of our products and services are subject to various laws and regulations, including international treaties, U.S. trade policy, tariffs, export controls and sanctions laws, customs regulations, and local trade rules around the world. Such laws, rules, and regulations may delay the introduction of some of our products or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals, or the need to comply with domestic preference programs, laws concerning transfer and disclosure of sensitive or controlled technology or source code, unique technical standards, localization mandates, and duplicative in-country testing and inspection requirements. Furthermore, material changes in such laws, rules or regulations or the failure by us to comply with such laws, rules and regulations could limit our ability to conduct business globally. Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs (including tariffs on semiconductors, which are expected to increase in June 2027). Furthermore, recent U.S. trade actions have triggered retaliatory actions by certain affected countries, and other foreign governments may impose further trade measures, including reciprocal tariffs, on certain U.S. goods in the future. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business.

AI Regulations

In the U.S., proposed federal AI regulations, such as those under consideration by Congress or agencies like the Federal Trade Commission, may impose requirements for transparency, ethical use, and data sourcing, particularly if AI systems are trained on copyrighted materials. Non-compliance could lead to restrictions on AI use, fines, or intellectual property disputes. In Europe, the EU Artificial Intelligence Act, expected to be fully implemented by 2026, categorizes AI applications by risk level and could classify our content generation as high-risk, requiring stringent compliance with safety, transparency, and accountability standards. Violations could result in fines of up to 7% of global annual revenue.

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

Sustainability

We believe that as we follow our corporate vision to enable a fully connected world, we must continue to be responsible corporate citizens. As more people are connected, work and life can be accomplished using fewer resources. We have established sustainability programs and policies that encompass the elements of Environmental, Health & Safety, Ethics, Labor, and the related management systems in alignment with the ISO 26000 Guidelines. We are committed to operating in full compliance with the laws, rules and regulations of all the countries in which we operate. The major aims of our program are reducing waste and emissions, maximizing energy efficiency and productivity and minimizing practices that can adversely affect utilization of natural resources by coming generations. Our sustainability programs are important to us, consequently, sustainability is a dedicated focus throughout the company. We have Board oversight including a Sustainability Committee, strong management support and engagement from our employees.

Areas of focus in our environmental sustainability program include:

•
maintaining a dedicated Sustainability Committee of the Board of Directors;
•
maintaining our mature environmental management system certified to ISO 14001:2015;
•
advancing our Energy Management program with ISO 50001 readiness for the Huntsville site for 2025;
•
continuing the purchase of Renewable Energy Credits, equaling ~20% of total Adtran energy consumption;
•
continued use of IntegrityNext, a platform to engage suppliers to obtain an ESG assessment aligned with international standards, allowing us to monitor sustainability risks in our supply chain;
•
establishing Eco-Design guidelines in the Technology organization;
•
conducting Life Cycle Assessments across the portfolio;
•
optimizing packaging to reduce related materials and waste;
•
increasing visibility of our program internally and externally through customer engagement, joining peer sustainability groups, offering training to team members and web site enhancements; and
•
participating in external CDP and EcoVadis assessments.

We expect to issue a sustainability report for 2025 in early 2026, which will use the EU ESRS guidelines, in order to fulfill the reporting obligations set forth in the EU CSRD. Within the report is information on our sustainability and governance programs, including quantitative and qualitative data for the entire Company. This information can also be found on our website at: www.adtran.com/en/about-us/esg/environmental. The information found on our website is not incorporated by reference in this report or any other report that we file or furnish to the SEC.

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

As of December 31, 2025 we had 3,338 total employees, of which 3,201 are full-time employees and 137 are part-time employees. We had 1,162 employees in the U.S. and 2,176 employees in our international subsidiaries located in North America, Latin America, EMEA and APAC regions. We also utilized 249 contractors and numerous temporary employees domestically and internationally in various manufacturing, engineering, sales and general and administrative capacities. We believe that our relationship with our employees is good. We have a diverse employee base located in 34 countries. We pride ourselves on a highly educated workforce, and the majority of our employees serve in engineering, information technology and technical roles within the organization.

As of December 31, 2025 approximately 88 employees (75%) of Adtran GmbH and Adtran Technology GmbH were subject to collective bargaining agreements of either the Association of Metal and Electrical Industry in Berlin and Brandenburg e.V. or NORDMETALL Association of Metal and Electrical Industry e.V. As of December 31, 2025, Adtran Networks had 98 employees in Switzerland, France, Italy, Finland and Spain that were subject to collective bargaining agreements of different associations. None of our other employees are subject to collective bargaining agreements.

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

Compensation and Benefits

We continually work to provide a competitive compensation and benefits program as this plays a key role in our ability to attract and retain a highly skilled workforce. In addition to salaries, these programs, which vary by country/region, include long-term equity incentive awards with certain vesting requirements, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid volunteer time off, employee assistance program and tuition assistance. Additionally, at our global headquarters in Alabama, we offer our employees certain on-site services, including nurse practitioner care and a fitness center, among others.

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

Intellectual Property

We develop and own a significant amount of intellectual property. We have approximately 1,000 patents worldwide related to our products and over 50 additional pending patent applications. Our patents expire at various dates between 2026 and 2044. We continue to seek additional patents related to our research and development activities. We do not derive any material amount of revenue from the licensing of our patents.

The name "ADTRAN" is a registered trademark of ours and a number of our product identifiers and names. We also claim rights to a number of unregistered trademarks.

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

Information about our Executive Officers

Our executive officers as of February 26, 2026, are listed below, along with their ages on that date, positions and offices held with the Company, and principal occupations and employment, focused primarily on the past five years (and all positions within the Company).

Thomas R. Stanton	Age 61
2007 to present	Chief Executive Officer and Chairman of the Board
2023 to present	Chief Executive Officer and Management Board member of Adtran Networks

Timothy Santo	Age 49
2025 to present	Senior Vice President of Finance and Chief Financial Officer
Chief Financial Officer and Management Board member of Adtran Networks
February 2024 to March 2025	Executive Vice President and Chief Financial Officer, Conn's, Inc.*
November 2023 to February 2024	Interim Chief Financial Officer, Conn's, Inc.
April 2023 to November 2023	Senior Vice President and Chief Accounting Officer, Conn's, Inc.
2018 to 2023	Senior Vice President and Global Controller of PRA Group

Christoph Glingener	Age 57
2023 to present	Chief Technology Officer
Chief Technology Officer and Management Board member of Adtran Networks
2022 to 2023	Chief Executive Officer of Adtran Networks
2007 to 2022	Chief Technology Officer of Adtran Networks

James D. Wilson, Jr.	Age 55
2019 to present	Chief Revenue Officer
2015 – 2019	Senior Vice President of Technology and Strategy
2006 – 2015	Senior Vice President and General Manager (Carrier Networks)

*On July 23, 2024, Conn’s, Inc. and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

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

Accurately matching necessary inventory levels to customer demand is challenging, and we may incur additional costs or be required to write off significant inventory that could adversely impact our results of operations.

Customer demand for our products can change rapidly in response to market, supply environment and technological developments. We periodically evaluate our supplier purchase commitments to take steps to mitigate these challenges. We have had and could in the future have to extend purchase commitments or place non-cancellable, advanced orders with or through suppliers, particularly for long lead-time components. This has in the past and could in the future lead to increased inventory and adversely impact our results of operations and financial condition.

In addition, these inventory practices, particularly when considered in the context of our backlog, further introduce obsolescence risk that can impact our results of operations and financial condition. Accordingly, our inventory needs for a particular period can fluctuate and be difficult to predict. If our customers were to cancel or delay orders for extended periods, inventory could become obsolete, and we could be required to write off or write down the inventory associated with those orders. In addition, if customers were to cancel or delay existing or forecasted orders for which we have significant outstanding commitments to our contract manufacturers or suppliers, we may be required to purchase inventory under these commitments that we are unable to sell. If we are required to write off or write down a significant amount of inventory, our results of operations for the applicable period would be materially adversely affected. Our inability to effectively manage the matching of inventory with customer demand, particularly within any supply constrained environment, has had and could in the future have an adverse impact our results of operations and financial condition.

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

Our ability to generate cash depends on many factors beyond our control and any failure to service our outstanding indebtedness could harm our business, financial condition and results of operations. Furthermore, we have entered into a DPLTA with Adtran Networks. Additionally, pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us a recurring cash payment of €0.52 per share for each full fiscal year of Adtran Networks (the “Annual Recurring Compensation”) payment, or (2) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share, plus guaranteed interest (the “Exit Compensation”). For the year ended December 31, 2025, approximately 2.0 million shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €40.2 million, or approximately $46.6 million, based on exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. Any failure to satisfy our payment obligations under the DPLTA could harm our business, financial condition and results of operations.

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

The Company experienced revenue declines in 2024. However, customers began replenishing their inventories to meet increasing demand, and revenue increased throughout fiscal 2025. There can be no assurance that revenue will continue to increase or that the Company will be successful in effecting its plans to preserve cash liquidity and maintain compliance with the Company's covenants on commercially reasonable terms or at all. We may need to further reduce capital expenditure and/or take other steps to preserve working capital in order to ensure that we can meet our needs and obligations and maintain compliance with our debt covenants. Our ability to raise additional debt capital or to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments or preferred stock may limit or prevent us from taking any of these actions.

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

The DPLTA between the Company, as the controlling company, and Adtran Networks, as the controlled company, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of Adtran Networks (Jena).

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will generally absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss applies to the net loss generated by Adtran Networks in 2025, and it will apply to any net loss generated by Adtran Networks in 2026.

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than the Company) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share, plus guaranteed interest (the “Exit Compensation”), or (ii) to remain Adtran Networks shareholders and receive a recurring compensation in cash of €0.52 per share for each full fiscal year of Adtran Networks (the “Annual Recurring Compensation”). The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component that was 1.27% as of December 31, 2025. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 27, 2025, and therefore, the Annual Recurring Compensation was paid on July 1, 2025. With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for the second quarter of 2026, and the Annual Recurring Compensation will be due on the third banking day following the meeting. The adequacy of both forms of compensation has been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation (including interest thereon) or Annual Recurring Compensation than agreed upon in the DPLTA. Our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.9 million or $9.3 million (based on the exchange rate as of December 31, 2025) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. For the year ended December 31, 2025, a total of 2.0 million shares of Adtran Networks stock was tendered to the Company and Exit Compensation payments of approximately €40.2 million or approximately $46.6 million, based on exchange rates at the time of the transactions, were paid to Adtran Networks shareholders. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the first option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €303.9 million or approximately $357.0 million, based on an exchange rate as of December 31, 2025. In addition to our cash and cash equivalents and the credit facility, we may fund a portion or all of the Annual Recurring Compensation and Exit Compensation through the sale of securities or additional alternative funding sources, if available. There can be no assurances that we would be successful in effecting these actions at commercially reasonable terms or at all. If we cannot raise additional funds to the extent needed, it could adversely impact our financial results and financial condition. Additionally, the payment of the Annual Recurring Compensation and Exit Compensation could have a material adverse impact on our financial results and financial condition. See “Liquidity and Capital Resources” in Part II, Item 7 of this report for additional information.

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

As of December 31, 2025, the Company’s borrowings under the Wells Fargo revolving line of credit (the "Amended Credit Agreement") were $25.0 million. As of December 31, 2025, the U.S. Borrower had a total of $5.8 million in letters of credit under the Amended

Credit Agreement, leaving a net amount (after giving effect to the $25.0 million of outstanding borrowings described above) of $319.2 million available for future borrowings based on debt covenant compliance metrics. The credit facilities provided under the Amended Credit Agreement mature in July 2027, but we may request extensions subject to customary conditions or we may seek to refinance the credit facilities prior to their maturity. In addition, on September 19, 2025, the Company issued $201.3 million principal amount of its 3.75% convertible senior notes due September 15, 2030 (the “2030 Notes” or the “Notes”). See "Cash Requirements" in Part I, Item 2 of this report for additional information.

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
•
limits our ability to assume debt in a future acquisition. Specifically, our Amended Credit Agreement limits the amount of debt we can assume in an acquisition. This could limit our ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;
•
could cause us to be more vulnerable to general adverse economic and industry conditions;
•
could cause us to be disadvantaged compared to competitors with less leverage; and
•
limits our ability to borrow additional money. Specifically, our Amended Credit Agreement limits our ability to borrow additional money, which could limit our ability to fund working capital, capital expenditures, research and development and other general corporate needs in the future.

Our ability to satisfy our debt obligations and renew the credit facility is dependent upon our future performance and other risk factors discussed in this section. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we fail to pay interest on, or repay, our borrowings under the Amended Credit Agreement when required, we will be in default under the applicable loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. In addition, our failure to repurchase the 2030 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. We may be forced to further reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our current or future debt agreements. If we are unable to achieve sufficient operating results and resources, we could face substantial liquidity challenges and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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
•
slowdowns, recessions, economic instability, political unrest, armed conflicts (such as the ongoing military conflict in Ukraine and the Middle East, or outbreaks of disease around the world; and
•
an extended government shutdown resulting from budgetary decisions or other potential delays or changes in the government appropriations or other funding authorization processes.

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

A reduction or interruption in supply, including disruptions on our global supply chain, caused in part by public health emergencies, geopolitical tensions (including as a result of the ongoing conflict in Ukraine, the Middle East, as well as China-Taiwan relations; a significant natural disaster (including as a result of climate change); tariffs or other trade restrictions; a significant increase in the price of one or more components (including as a result of inflation); a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase raw materials or components at prices that are higher than those available in the current market. In the event that we become committed to purchasing raw materials or components at prices in excess of the current market price when the raw materials or components are actually used, our gross margins could decrease.

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

We believe that we may be faced with the following challenges in the future: new markets in which we participate may grow quickly, which may make it difficult to quickly obtain sufficient raw materials and/or components; as we acquire companies and new technologies, we may be dependent on unfamiliar supply chains or relatively small supply partners; and we face competition for certain raw materials or components that are supply-constrained from existing competitors and companies in other markets.

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

Our estimates regarding future warranty obligations may change due to product failure rates, installation and shipment volumes, field service repair obligations and other rework costs incurred in correcting product failures. If our estimates materially change, our liability for warranty obligations may increase or decrease, impacting future cost of revenue.

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

Managing our inventory of components and finished products is complicated by a number of factors, including the need to maintain a significant inventory of certain components that are in short supply, that have been discontinued by the component manufacturer, that must be purchased in bulk to obtain favorable pricing or that require long lead times. Economic growth, and the unprecedented nature of AI related demand, can make it more difficult for us and our suppliers to accurately forecast demand and to set optimized levels of manufacturing capacity and inventory. These issues have and may continue to result in our purchasing and maintaining significant amounts of inventory, which if not used or expected to be used based on anticipated production requirements, may become excess or obsolete. Any excess or obsolete inventory could also result in sales price reductions and/or inventory write- downs, which could adversely affect our business and results of operations. During the year ended December 31, 2023, we recognized write-downs of inventory of $24.3 million due to a discontinuation of certain product lines within our Network Solutions segment in connection with our Business Efficiency Program. Additionally, during the year ended December 31, 2024, we recognized write-downs of inventory and other charges of $8.6 million as a result of a strategy shift which included discontinuance of certain items in connection with the Business Efficiency Program, of which, $4.1 million relates to inventory write-downs and $4.5 million relates to other charges. Significant and unanticipated changes in our business could require additional charges for inventory write downs in a future period. While there were no write-downs for 2025, any future charges relating to inventory write-downs could materially adversely affect our business, financial condition and results of operations in the periods recognized. For additional details regarding the Business Efficiency Program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Efficiency Program” in Part II, Item 7 of this report.

Our international operations have and may continue to expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flows.

International sales represented 55.6% and 56.8% of our net revenue for the years ended December 31, 2025 and 2024. We have a significant international presence, and our international presence may continue to grow. If we continue to expand our presence in international markets, we expect to continue to experience increased revenue and operating costs in these markets. Furthermore, international expansion may continue to increase our operational risks and impact our results of operations, including:

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
•
potential exposure to natural disasters, epidemics and pandemics (and government regulations in response thereto) and acts of war or terrorism; and
•
potential exposure to ongoing military conflicts, including the conflict in Ukraine and the Middle East, as well as recent developments in Venezuela and Latin America. The U.S. and certain other countries-imposed sanctions on Russia in connection with the conflict in Ukraine and could impose further sanctions against it, which could damage or disrupt international commerce and the global economy. Other potential consequences of such military conflicts include, but are not limited to, a heightened risk of cyber-warfare, biological warfare or nuclear warfare, growth in the number of popular uprisings in the affected regions, increased political discontent, especially in the regions most affected by the conflicts or economic sanctions, continued displacement of persons to regions close to the areas of conflict and an increase in the number of refugees, among other unforeseen social and humanitarian effects which could impact our business, customers, and suppliers.

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

We are exposed to currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.

Because a significant portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates, including emerging market currencies which can have extreme currency volatility. An increase in the value of the dollar increases the real cost to our customers of our products in those markets outside the U.S. where we sell in dollars and a weakened dollar increases the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies. These exposures change over time as business practices evolve, and they could materially harm our financial results and cash flows. Our primary exposures to foreign currency exchange rate movements are the euro and the British pound sterling. As a result of our global operations, our revenue, gross margins, operating expense and operating income in some international markets have been and may continue to be affected by foreign currency fluctuations.

We have recognized impairment charges related to goodwill and other intangible assets in the past and may be required to do so in the future.

In accordance with U.S. GAAP, management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, the inability to effectively integrate acquired businesses, the under performance of our business as compared to management’s initial expectations, unexpected significant changes or planned changes in use of the assets, divestitures, and market capitalization declines may impair goodwill and other intangible assets. During the year ended December 31, 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of the Network Solutions reporting unit using a combination of an income approach and a market-based peer group analysis. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit. While no impairment of goodwill was recognized in 2025, the Company will continue to monitor its stock price, operating results and other macroeconomic factors to determine if there is further indication of a sustained decline in fair value requiring an event driven assessment of the recoverability of its remaining goodwill. If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in future periods. A non-cash goodwill impairment charge would have the effect of decreasing earnings or increasing losses in such period. If we are required to take a substantial impairment charge, such impairment charge could have a material adverse effect on our business, financial condition and results of operations in the periods recognized.

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

Managing these types of transactions require varying levels of management resources, which has in the past and may in the future divert our attention from other business operations. These transactions have resulted and could result in the future in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation, regulatory compliance and other liabilities, legal, accounting and financial advisory fees and required payments to executive officers and key employees under retention plans. In order to complete a future acquisition, we may issue additional common shares, potentially creating dilution for existing stockholders, or borrow funds, which could affect our financial condition, results of operations and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with a transaction could adversely affect our ability to borrow and our borrowing costs, and result in more restrictive borrowing terms. In addition, our effective tax rate on an ongoing basis is uncertain, and such transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ materially from the investment community’s expectations.

Ongoing inflationary pressures have negatively impacted our revenue and profitability.

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

Risks related to our control environment

We have had to restate our previously issued consolidated financial statements and, as part of that process, identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We have had to restate our previously issued consolidated financial statements in the past, including in August 2023, March 2024 and May 2025, and, as part of that process, have identified material weaknesses in our internal control over financial reporting, including two material weaknesses that continued to exist at December 31, 2025 and as of the date of this filing. We have remediated certain material weaknesses, implemented several controls with respect to our remaining material weaknesses, and continue to test new and additional controls in order to successfully remediate the remaining material weaknesses. These remediation measures have been time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. The failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. When our financial statements are not accurate, investors do not have a complete understanding of our operations. Likewise, when our financial statements are not filed on a timely basis we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, the Federal Financial Supervisory Authority, or other regulatory authorities. In either case, there could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can provide no assurance that the measures that we have taken and are taking will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement or maintain adequate internal control over financial reporting or circumvention of these controls. In addition, our controls and procedures have not been and may not be adequate in the future to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting, prior restatements of our financial statements, and any future restatement of our previously issued financial statements.

We had to restate our previously issued consolidated financial statements in August 2023, March 2024 and May 2025 and, in connection with those restatements, we identified material weaknesses in our internal control over financial reporting, certain of which have continued as of the date hereof. Until such time as we have remediated our material weaknesses or in the event that we experience an additional material weakness, there is a higher risk of there being an error in our financial statements, which error could be material, thereby resulting in a restatement of our financial statements. In connection with our material weaknesses in our internal control over financial reporting, the prior restatements of our financial statements, and any future restatement, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

Breaches of our information systems and cyberattacks could compromise our intellectual property and cause significant damage to our business and reputation.

We maintain sensitive data on our information systems and the networks of third-party providers, including intellectual property, financial data and proprietary or confidential business information relating to our business, customers, suppliers, and business partners. We also produce networking equipment solutions and software used by network operators to ensure security and reliability in their management and transmission of data. Our customers, particularly those in regulated industries, are increasingly focused on the security features of our technology solutions. Maintaining the security of information sensitive to us and our business partners is critical to our business and reputation. We rely upon several internal business processes and information systems to support key operations and financial functions, and the efficient operation of these processes and systems is critical. Companies are increasingly subjected to cyberattacks and other attempts to gain unauthorized access. Specifically, our network and storage applications and those systems and applications maintained by our third-party providers may be targeted by cyberattacks or potentially breached due to operator error, fraudulent activity, or other system disruptions. Furthermore, we, our employees and some of our third-party Service Providers have been, and anticipate continuing to be, the targets of various cybersecurity threats. These include hacking attacks, social engineering schemes such as "phishing," and business email compromise attacks, wherein attackers impersonate company executives or colleagues in emails to trick employees into transferring funds or revealing sensitive information. Our information systems are designed to reflect industry standards and are engineered to reduce downtime in the event of power outages, weather or climate events and cybersecurity issues. To date, these threats have not had a significant effect on our financial condition or operational results; however, we cannot ensure that future cybersecurity threats might not have a material impact on our business. Unauthorized access to or disclosure of our information could compromise our intellectual property and expose sensitive business information. Additionally, a significant failure or other compromise of our systems due to these issues could result in significant remediation costs, disrupt business operations, and divert management attention, which could result in harm to our business reputation, operating results, financial condition, and cash flows. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries. For example, a number of recent cybersecurity events have been alleged to have originated from the ongoing conflicts in Ukraine and the Middle East. Further, we have incurred, and will continue to incur, expenses to comply with cybersecurity, privacy, and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Continued increases in legislation and regulation from a variety of international, federal and state authorities regarding cybersecurity incidents, including risk assessment, notification obligations, regulatory reporting and other requirements, could increase our cost of compliance and could subject us to additional liability and reputational harm. And while we may be entitled to damages if our third-party providers fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, while we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses or not subject to any exclusions. Moreover, as cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations. For information on our cybersecurity risk management, strategy and governance, see Part I, Item 1C of this report.

Emerging issues related to the development and use of AI could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm our business.

AI represents a new technology frontier. While we are leveraging exciting possibilities in our products and organization, the novelty and incredible speed of change brings an associated set of risks. Our development and use of AI technology in our products and operations remains in the early phases. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving, and the technologies that we develop or use may ultimately be flawed. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, including executive orders by the U.S. government and the EU’s Artificial Intelligence Act, which could impose significant costs and obligations on the Company. Emerging regulations may also pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action or increased scrutiny or liability, and may damage our reputation or otherwise materially harm our business.

Our competitors may incorporate AI technologies into their products and services more quickly or more successfully than us and could impair our ability to compete effectively and adversely affect our results of operations. Further, the rapid evolution of AI may require the dedication of significant resources to develop, test and maintain AI technologies. If our incorporation of AI technologies does not increase our operational efficiency in accordance with our expectations, or if competition increases for the technology and services provided by third parties, our business, results of operations and financial condition may be harmed.

Additionally, any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI platform could be leaked or disclosed to others or otherwise result in an information- or cyber-security incident, including if sensitive information is used to train the third parties’ AI model. Additionally, where an AI model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI with bad inputs or logic), or if the logic of the AI is flawed (a so-called “hallucination”). We may use AI outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

Further, we have and may continue to rely on AI models developed by third parties, and would be dependent in part on the manner in which those third parties develop, train and deploy their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models and other matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

We are also exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. AI, if used to perpetrate fraud or launch cyberattacks, could harm our business, results of operations and financial condition.

Risks related to the telecommunications industry

We must continue to update and improve our products and develop new products to compete and to keep pace with improvements in communications technology.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and continuing improvements in the communications service offerings of Service Providers. If technologies or standards applicable to our products, or Service Provider offerings based on our products, become obsolete or fail to gain widespread commercial acceptance, our existing products or products under development may become obsolete or unmarketable, which can result in the discontinuation of products and write off of related inventory. For example, during the quarters ended March 31, 2024 and September 30, 2023, management determined that there would be a strategy shift which resulted in a discontinuation of certain product lines in the Network Solutions segment. For more information, see Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. While we did not discontinue any material product lines in 2025, future strategy shifts may result in the discontinuation of products and the write off of related inventory. Moreover, the introduction of products embodying new technologies, the emergence of new industry standards, or changes in Service Provider offerings could adversely affect our ability to sell our products.

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

We are heavily dependent on subcontractors for the assembly and testing of certain printed circuit board assemblies, subassemblies, chassis, enclosures and equipment shelves, and the purchase of some raw materials used in such assemblies. This reliance involves several risks, including the unavailability of, or interruptions in, access to certain process technologies and reduced control over product quality, delivery schedules, transportation, manufacturing yields and costs. We may not be able to provide product order volumes to our subcontractors that are high enough to achieve sufficient cost savings. If shipments fall below forecasted levels, we may incur increased costs or be required to take ownership of excess inventory. In addition, these same suppliers may decide to no longer manufacture or support specific components necessary for some of our legacy products, which could lead to our inability to fulfill demand without increased engineering and material costs necessary to replace such components or cause us to transition such products to end-of-life status sooner than planned. Further, our suppliers could enter into exclusive arrangements with our competitors, refuse to sell their products or components to us at commercially reasonable prices or at all, go out of business or discontinue their relationships with us. We also have experienced and expect to continue to experience ongoing inflationary pressures on input costs, such as, raw materials, labor and distribution costs. Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products and services, may not be successful and could negatively affect our operating results. In addition, a significant component of maintaining cost competitiveness is the ability of our subcontractors to adjust their costs to compensate for possible adverse exchange rate movements. To the extent that the subcontractors are unable to do so, and we are unable to procure alternative product supplies, then our competitiveness and results of operations could be adversely impaired. These risks may be exacerbated by economic, regulatory or political changes or uncertainties, terrorist actions, acts of war, the effects of climate change, natural disasters or pandemics in the foreign countries in which our subcontractors are located. These risks could also be heightened by geopolitical factors. For example, the renegotiation or termination of existing bilateral and multilateral trade agreements, as well as, changes in international tariff structures, could adversely impact our product costs. In addition, a number of the components we use in our products are sourced directly or indirectly through Taiwan. Deterioration of relations between Taiwan and China and the U.S., the resulting actions taken by any of these parties, and other factors affecting the political or economic conditions of Taiwan in the future, could adversely impact our supply chain, international sales, and operations.

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

We integrate third-party software into certain of our products. Licenses for this technology may not be available or may not continue to be available to us on commercially reasonable terms. Difficulties with third-party technology licensors could result in the termination of such licenses, which may result in increased costs or require us to purchase or develop a substitute technology. Difficulty obtaining and maintaining third-party technology licenses may disrupt the development of our products and increase our costs, which could harm our business.

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

In addition, as a result of the business combination with Adtran Networks, we continue to be exposed to litigation risk and uncertainty associated with the remaining minority shareholders of Adtran Networks. The terms of the DPLTA, including the adequacy of compensation payments to minority Adtran Networks shareholders under the terms of the DPLTA, have been challenged by minority shareholders of Adtran Networks by initiating court-led appraisal proceedings under German law. It is possible that the court in these appraisal proceedings may hold that we must pay higher Exit Compensation or Annual Recurring Compensation to such Adtran Networks shareholders than agreed upon in the DPLTA, the financial impact and timing of which is uncertain.

If we are unable to successfully develop and maintain relationships with Systems Integrators, Service Providers and enterprise value-added resellers, our revenue may be negatively affected.

As part of our sales strategy, we are targeting Systems Integrators, Service Providers and enterprise VARs. In addition to specialized technical expertise, Systems Integrators, Service Providers and VARs typically offer sophisticated service capabilities that are frequently desired by enterprise customers. To expand our distribution channel to include resellers with such capabilities, we must be able to provide effective support to these resellers. If our sales, marketing or service capabilities are not sufficient to provide effective support to such Systems Integrators, Service Providers and VARs, our revenue may be negatively affected, and current Systems Integrators, Service Provider and VAR partners may terminate their relationships with us, which would adversely impact our revenue and overall results of operations. Moreover, if our Systems Integrators, Service Providers or VARs cease doing business with us for any other reason or fail to successfully sell our products, our ability to sustain and grow our revenue could be materially adversely affected.

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

Risks related to the Company’s stock price

Our financial performance and operating results historically have fluctuated and could fluctuate in future periods, which has affected and may in the future affect our stock price.

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
•
our dependence on sales of our products by channel partners and the timing of their replenishment orders. For example, while we experienced an increased volume of sales activity in 2025 due to a return of normalized customer spending, our sales volume in 2024 was negatively impacted due to our channel partners focus on reducing inventory levels;
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
•
short sales, hedging and other derivative transactions involving our capital stock, including by holders of our 2030 Notes that employ a convertible arbitrage strategy with respect to such notes.

Moreover, shortfalls in our sales or earnings in any given period relative to our guidance or the levels expected by securities analysts have in the past and may in the future adversely affect the trading price of our common stock.

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

The accounting method for the 2030 Notes has affected and may continue to adversely affect our reported financial condition and results.

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
•
article 17 of the Market Abuse Regulation (EU) No. 596/2014 of the European Parliament and of the Council of 16 April 2014, which mandates that issuers such as us that are listed on the primary standard of the Frankfurt Stock Exchange provide real time disclosure in certain circumstances, including where management’s expected results materially deviate from previously announced guidance or analyst consensus. Such requirements have in the past caused and may in the future cause us to release earnings results before they are final, which has affected and could in the future affect our stock price.

Moreover, changes in the U.S. political landscape can significantly impact our business. The recent changes in the U.S. government administration have resulted in substantial modifications to laws and regulations, including, but not limited to, those related to trade policies, tariffs, export controls and technology transfers. New executive orders and legislative actions have altered and may in the future further alter the business environment in which we operate.

Changes in trade policy in the U.S. and other countries, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition.

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. During the year ended December 31, 2025, the U.S. introduced trade policy actions that increased import tariffs across a wide range of countries at various rates, with certain exemptions. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs (including tariffs on semiconductors, which are expected to increase in June 2027). Furthermore, recent U.S. trade actions have triggered retaliatory actions by certain affected countries, and other foreign governments may impose further trade measures, including reciprocal tariffs, on certain U.S. goods in the future. Because not all products can be sourced in all countries, we expect to experience increased costs in our supply chain as a result of such tariffs, which may lead to reduced margins or increased prices. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of or changes to tariffs on goods imported into the U.S. or exported to other countries, tax policy related to international commerce, increased export control, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. Related costs and the uncertainty during transition periods could lead to changes in buying behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability.

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

Recently, the Company has experienced increased costs on imports of certain critical raw minerals and derivative products relevant to our business and products due to tariffs imposed by the U.S. government and other nations, and the availability, timing, and amount of any potential refunds of related U.S. tariffs remains uncertain. We have taken steps, and may take additional steps, to attempt to mitigate the impact of tariffs on our business, including by availing ourselves of certain exemptions to tariffs; by making changes to our supply chain practices, sources of supply, or manufacturing locations; and by passing the cost of tariffs to customers. These changes could take considerable time to implement, result in significant costs, and cause supply chain delays or disruption.

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

In August 2022, the Inflation Reduction Act was signed into law, making several changes to the Internal Revenue Code, including a 1% excise tax on stock buybacks by publicly traded corporations and a 15% corporate minimum tax on adjusted financial statement income of certain large companies. The impact of these provisions on our effective tax rate will depend on additional guidance to be issued by the Secretary of the U.S. Department of the Treasury. We are currently evaluating the effect of these provisions in light of more recent legislation described below.

Additionally, in January 2026, the OECD Inclusive Framework released administrative guidance (the “Side-by-Side Package”) introducing a new Side-by-Side (“SbS”) Safe Harbor, an Ultimate Parent Entity (“UPE”) Safe Harbor, among other measures, effective for fiscal years beginning on or after January 1, 2026. This elective SbS safe harbor deems top-up tax as zero for purposes of the Income Inclusion Rule (“IIR”) and Undertaxed Profits Rule (“UTPR”) for multinational enterprise groups with an ultimate parent entity in a qualifying jurisdiction, such as the United States (currently the only jurisdiction listed in the OECD Central Record as having a Qualified SbS Regime). As a result, qualifying U.S.-headquartered groups that make a valid election will have top-up tax deemed zero for IIR and UTPR purposes across domestic and foreign operations, subject to specified eligibility criteria. However, this relief does not eliminate Pillar Two obligations entirely, as qualified domestic minimum top-up taxes (“QDMTTs”) in implementing jurisdictions and GloBE (Global Anti-Base Erosion) Information Return (“GIR”) reporting requirements continue to apply. The Side-by-Side Package also extends the transitional country-by-country reporting safe harbor (“CbCR”) through fiscal year 2027, introduces a permanent simplified effective tax rate safe harbor applicable to fiscal years beginning on or after January 1, 2027, and establishes a substance-based tax incentive safe harbor applicable to fiscal years beginning on or after January 1, 2026 to better accommodate certain tax incentives. These developments have reconfigured key aspects of Pillar Two compliance, particularly for U.S.-based multinational groups, but require ongoing monitoring of jurisdictional implementations, potential future assessments of additional qualifying regimes, and a planned formal stocktake by 2029 that could identify and address risks to the global minimum tax framework. As a result, the tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, including through refinements to these rules, new adoptions, or responses to evolving international developments, and any such changes could adversely affect our business, financial condition, and results of operations.

In July 2025, the U.S. enacted significant tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent certain provisions of the Tax Cuts and Jobs Act of 2017 and introduces additional changes affecting individuals and businesses. Key business-related provisions include the continuation of the 21% federal corporate income tax rate; enhancements to bonus depreciation and expensing rules, including 100% bonus depreciation for qualified property acquired after January 19, 2025, and full expensing of domestic research and experimental expenditures under Section 174A; and modifications to certain international provisions, including Net CFC Tested Income (NCTI, formerly GILTI) and Foreign-Derived Deduction Eligible Income (FDDEI, formerly FDII), with permanent Section 250 deductions generally effective for taxable years beginning after December 31, 2025. The OBBBA also includes other targeted measures, such as an excise tax on certain foreign remittances.

We have reviewed the OBBBA and continue to monitor and model its potential impact on our operations and effective tax rate. Based on our current analysis of the Company’s operating profile, we do not expect material effects on our 2025 fiscal year results or on our results in the near term, considering our existing tax profile. Many provisions that represent substantive changes to existing law, including adjustments to international tax regimes and certain deduction limitations, phase in in future years. While the impact of the OBBBA is uncertain, any increase in our tax exposure could materially and adversely affect our business, financial condition, and results of operations.

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

Expectations relating to sustainability and governance matters expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on sustainability and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. In addition, we may make statements about our sustainability and governance goals and initiatives through our website, press statements and other communications. Responding to these sustainability and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside of our control. Any failure, or perceived failure, by us to achieve our targets, further our initiatives, adhere to our public statements, comply with federal, state or international sustainability and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

In addition, simultaneous, disparate and divergent sentiments on sustainability and governance-related matters from multiple stakeholder groups must be considered. For example, there is an increasing number of anti-sustainability and governance initiatives in the U.S., including with respect to diversity, equity and inclusion, that may conflict with other regulatory requirements or our various stakeholders' expectations. Such divergent, sometimes conflicting views on sustainability and governance-related matters increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders.

Further downgrades of the U.S. credit rating, automatic spending cuts, the current government shutdown or future government shutdowns could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. Most recently, on May 16, 2025, Moody’s downgraded the U.S. long-term issuer and senior unsecured ratings to Aa1 from Aaa and changed its outlook from negative to stable. This is in response to the increase in government debt and interest payment ratios to levels that are significantly higher than similarly rated sovereigns.

On July 4, 2025, President Trump signed the OBBBA into law. The bill increased the federal government’s debt limit by $5 trillion, making it unlikely that the limit will be reached in the immediate future. The effects of the bill and the continued budget deficits enabled thereunder remain uncertain.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Moreover, the current government shutdown or any future government shutdowns, as well as adverse political and economic conditions relating to such shutdowns, could have a material adverse effect on our business, financial condition and results of operations.

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

We did not experience any material losses relating to cybersecurity threats or incidents for the year ended December 31, 2025. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

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

The Company’s cybersecurity leadership includes the Chief Information Officer "CIO", who is responsible for governing and protecting Adtran’s information assets, leading the cybersecurity strategy, and reporting directly to the Chief Executive Officer. The CIO is an accomplished engineering and security professional with extensive leadership experience in research and development and product security and holds a Ph.D. in electrical engineering. Additionally, the Chief Technology Officer ("CTO"), who joined the company in January 2023 following the Business Combination, plays a key role in product security oversight, drawing on prior experience as Adtran Networks' CTO leading their product management and advanced technology teams. Our CTO helps oversee our product security programs.

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

ITEM 2. PROPERTIES

Our global headquarters and certain administrative, engineering and manufacturing facilities are located on an 82-acre campus in Cummings Research Park in Huntsville, Alabama. The office buildings in Huntsville, Alabama serve both our Network Solutions and our Services & Support segments. We are currently in the process of selling a portion of our headquarters facility and expect to sell it within the next twelve months, so it is classified as assets held for sale on our balance sheet. We own a production and development facility in Meiningen, Germany. We lease a facility for our European headquarters in Munich, Germany. We lease engineering facilities in the U.S., EMEA and APAC that are used to develop products sold by our Network Solutions segment. In addition, we lease office space in North America, Latin America, EMEA and APAC, which provide sales and service support for both of our segments. These cancelable and non-cancelable leases expire at various times through 2038. For more information, see Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

We also have numerous sales and support staff operating from home-based offices serving both our Network Solutions and our Services & Support segments, which are located within the U.S. and abroad.

ITEM 3. LEGAL PROCEEDINGS

The information presented under the captions "Legal Matters" and “DPLTA Appraisal Proceedings” in Note 17 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol "ADTN" and the Frankfurt Stock Exchange under the symbol "QH9". As of February 9, 2026, we had 43 stockholders of record and approximately 19,352 beneficial owners of shares held in street name.

Dividends

The payment of any dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, and any other factors. In addition, the Wells Fargo Credit Agreement currently does not allow for the payment of dividends to stockholders.

Performance Graph

The graph below matches our cumulative 5-Year total stockholder return on common stock (specifically, the total stockholder return on ADTRAN, Inc.’s common stock for all periods prior to the merger of Acorn MergeCo, Inc., a subsidiary of ADTRAN Holdings, Inc., with and into ADTRAN, Inc., on July 8, 2022, after which ADTRAN, Inc. became a wholly-owned direct subsidiary of ADTRAN Holdings, Inc. (the "Merger") and that of ADTRAN Holdings, Inc. following the Merger) with the cumulative total returns of the NASDAQ Telecommunications index and the NASDAQ Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025. In accordance with the rules of the SEC, this section, captioned “Performance Graph,” is not incorporated by reference into any of our future filings made under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”). The Performance Graph, including its accompanying table and footnotes, is not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.

* Assumes that $100 was invested on December 31, 2020 in stock or index, including reinvestment of dividends through fiscal year ending December 31, 2025.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
ADTRAN Holdings, Inc.	$100.00	$157.43	$131.83	$52.87	$60.00	$62.59
NASDAQ Composite	$100.00	$122.17	$82.42	$119.22	$154.79	$187.42
NASDAQ Telecommunications	$100.00	$106.15	$80.59	$92.14	$104.62	$117.28

The stock price performance included in this graph is not necessarily indicative of future stock price performance. The Company's cumulative total returns for the period December 31, 2020 through December 31, 2021 relate to Adtran, Inc. prior to its business combination with Adtran Networks and the Company's cumulative total returns for the period December 31, 2022 through December 31, 2025 relate to Adtran Holdings, Inc. subsequent to the business combination with Adtran Networks.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

During the year ended December 31, 2025, the Company did not repurchase any shares of Company common stock as part of a publicly announced plan or program and there is no current authorization to repurchase Company common stock.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8 of this report. We have omitted discussion of the earliest of the three years of financial condition and results of operations and this information can be found in Part I, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, Part I, Item 1A, “Risk Factors”, and Part I, Item 1, “Business”, included in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on May 20, 2025 (the "2024 Form 10-K/A"), which is available free of charge on the SEC's website at http://www.sec.gov and on our website at www.adtran.com.

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

Overview

The Company is a leading global provider of networking and communications platforms, software, systems and services focused on carrier networks, data center interconnect for private enterprise networks and mission critical infrastructure. It is serving a diverse domestic and international customer base in multiple countries that includes Large, Medium and Small Service Providers, alternative Service Providers, such as utilities, municipalities and fiber overbuilders; cable/MSOs; SMBs; distributed enterprises, including Fortune 500 companies with sophisticated business continuity applications; hyper-scalers, neocloud and content providers and data center companies; and federal, state and local government agencies.

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

Our Subscriber Solutions portfolio is used by Service Providers to terminate their access services infrastructure at customers' premises while providing an immersive and interactive experience for residential, business and wholesale subscribers. This revenue category includes hardware and software based products and services. These solutions include our Mosaic One SaaS applications featuring AI driven operations, fiber termination solutions for residential, business and wholesale subscribers, Wi-Fi access solutions for residential and business subscribers, Ethernet switching and network edge virtualization solutions for business subscribers and cloud software solutions covering a mix of subscriber types.

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

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will generally absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss applies to the net loss generated by Adtran Networks in 2025 and it will apply to any net loss generated by Adtran Networks in 2026.

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than us) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share plus guaranteed interest (the "Exit Compensation"), or (ii) to remain Adtran Networks shareholders and receive a recurring compensation in cash of €0.52 per share for each full fiscal year of Adtran Networks (the “Annual Recurring Compensation”). The guaranteed interest component under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component that was 1.27% as of December 31, 2025. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 28, 2025, and therefore, the Annual Recurring Compensation was paid on July 1, 2025. With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for the second quarter of 2026, and the Annual Recurring Compensation will be due on the third banking day following the meeting. The adequacy of both forms of compensation has been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation (including interest thereon) or Annual Recurring Compensation than agreed upon in the DPLTA.

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

For the year ended December 31, 2025, 2.0 million shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €40.2 million, or approximately $46.6 million, based on exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the year ended December 31, 2024, approximately 0.8 million shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of €15.7 million, or approximately $17.4 million, based on exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

In summary, the Company believes that its cash and cash equivalents, working capital management initiatives and availability to access cash under the Wells Fargo credit facility or other future sources of capital will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under both the Notes and the DPLTA, including anticipated levels of Exit Compensation, as well as to support our ability to continue to comply with our debt covenants under the Credit Facility for at least the next twelve months, from the issuance of these financial statements. See Note 10, Credit Agreement, for additional information regarding the terms of the Amendments of the Credit Agreement.

We currently hold 36,871,784 no-par value bearer shares of Adtran Networks, representing 70.8% of Adtran Networks outstanding shares as of December 31, 2025.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.14 of this Annual Report on Form 10-K.

Financial Performance and Trends

We ended 2025 with a year-over-year revenue increase of 17.5%, driven by increased volume of sales activity due to a return of normalized customer spending, increased growth due to fiber expansion brought about by higher service provider spending, vendor consolidation, a continuing shift away from high-risk vendors, increased demand for modernizing and upgrading critical infrastructure within governments, utilities, large enterprises, and bandwidth hungry applications including, AI. During 2025, we had one customer with revenues greater than 10.0% which was an international Service Provider, and our next five largest customers comprised 20.4% of our revenue. Our year-over-year U.S. revenue increased by 20.7% due to a return to normalized customer spending and fiber expansion. Internationally, our year-over-year revenue increased by 15.0%, primarily driven by fiber expansion. For 2025 our Access & Aggregation, Subscriber Solutions and Optical Networking revenue categories all experienced increased volume of sales activity year-over-year due to growth across geographies, most product lines, and the continued expansion of our customer base.

Our revenues have fluctuated in recent years and they may continue to fluctuate going forward. However, during the year ended December 31, 2025, our operating results improved due to recovery in end markets, including a decrease in inventories held by customers, improving margins and tight operational cost controls. Additionally, public funding through the Broadband Equity, Access and Deployment Program ("BEAD") is expected to commence in 2026, which provides a positive outlook for the future. We have also taken steps to transform our business into a leaner, more efficient and more profitable company, including the completion of our business efficiency program (the "Business Efficiency Program"). Nevertheless, our operating expenses are relatively fixed in the short term.

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

Trade Policy/Tariffs

During the year ended December 31, 2025 and continuing to the date of this filing, the U.S. introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs (including tariffs on semiconductors, which are expected to increase in June 2027). Furthermore, recent U.S. trade actions have triggered retaliatory actions by certain affected countries, and other foreign governments may impose further trade measures, including reciprocal tariffs, on certain U.S. goods in the future. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. These changes in U.S. trade policy and subsequent retaliatory actions have the potential to materially alter various input costs for the Company. Moreover, related costs and the uncertainty arising from such changes in trade policy may result in shifts in customer behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability. To help mitigate this, we have taken steps to diversify our supply chain, manufacturing locations and relationships with suppliers to give us added flexibility. For example, beginning in the first quarter of 2026 our suppliers will be able to ship products directly to a free trade zone which is set to open at our Huntsville, Alabama facility, which we expect to further mitigate the impact of tariffs. See “Changes in trade policy in the U.S. and other countries, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition,” in Part I, Item 1A “Risk Factors” of this report for further discussion of the risks associated with the changes to U.S. and foreign trade policies.

Enactment of the “One Big Beautiful Bill Act”

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was signed into law in the U.S. Key corporate tax provisions include the restoration of 100% bonus depreciation under Section 168(k) for qualified property acquired after January 19, 2025; immediate expensing of domestic research and experimental (R&E) expenditures under new Section 174A (with foreign R&E continuing to be capitalized and amortized over 15 years), effective for tax years beginning after December 31, 2024; restoration of the EBITDA-based limitation on business interest expense under Section 163(j) for taxable years beginning after December 31, 2024; updates to certain international provisions, including Net CFC Tested Income (NCTI, formerly GILTI) and Foreign-Derived Deduction Eligible Income

(FDDEI, formerly FDII), with permanent Section 250 deductions effective for tax years beginning after December 31, 2025; amendments to energy credits, including accelerated phase outs or modifications for certain clean energy incentives; and expanded Section 162(m) aggregation requirements that apply the $1 million deduction limitation on an aggregate basis across controlled group members.

In accordance with ASC 740, the effects of the new tax law are recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA; however, it does not currently expect the law to have a material impact on its effective tax rate or cash flows in the current fiscal year.

Issuance of Convertible Senior Notes

On September 19, 2025, the Company issued $201.3 million principal amount of its 3.75% convertible senior notes due 2030 (the “2030 Notes” or “Notes”). The 2030 Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of September 19, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Pursuant to the purchase agreement between the Company and Evercore Group, L.L.C., as representative of the several initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes are first issued, up to an additional approximately $26.3 million principal amount of Notes. The Notes issued on September 19, 2025 include approximately $26.3 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option. See Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for more details.

Capped Call Transactions

In connection with the 2030 Notes, the Company has entered into privately negotiated capped call transactions with one of the initial purchasers of the Notes or its affiliate and certain other financial institutions pursuant to capped call confirmations (collectively, the “Capped Calls”). The Capped Calls are generally expected to reduce potential dilution to the Company’s common stock and/or offset any cash payments that the Company is required to make in excess of the principal amount of any converted 2030 Notes, with such reduction and/or offset subject to a cap. See Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for more details.

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

No impairment of goodwill was recognized during the year ended December 31, 2025. During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, lower service provider spending and delayed holding patterns of inventory with respect to customers caused us to reduce our forecasts, triggering a quantitative impairment assessment for our reporting units. The Company determined the fair value of the Network Solutions reporting unit using a combination of an income approach and a market-based peer group analysis. The Company determined upon its quantitative impairment assessment to recognize a $297.4 million non-cash goodwill impairment charge for the Network Solutions reporting unit during the year ended December 31, 2024. The quantitative impairment analysis indicated there was no impairment of the Services & Support goodwill during the year ended December 31, 2024.

Business Efficiency Program

During the fourth quarter of 2023, the Company initiated a Business Efficiency Program designed to optimize the assets, business processes, and information technology systems of the Company in relation to the business combination with Adtran Networks. The Business Efficiency Program included expenses specifically associated with achieving run-rate synergies as well as Business Efficiency Program expenses described below. See Note 19 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for additional information.

We did not incur any Business Efficiency Program costs during the year ended December 31, 2025. The Company reduced previously accrued costs related to the Business Efficiency Program by $0.3 million during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, respectively, we recognized $44.7 million and $25.1 million, respectively, of costs relating to the Business Efficiency Program, respectively. As of December 31, 2025, all expenses related to the Business Efficiency Program have been paid.

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

	Year Ended December 31,
	2025	2024	2023
Revenue
Network Solutions	82.8%	80.1%	84.8%
Services & Support	17.2	19.9	15.2
Total Revenue	100.0	100.0	100.0
Cost of Revenue
Network Solutions	54.6	56.1	63.1
Network Solutions - other (credits), charges and inventory write-down	—	0.9	2.1
Services & Support	7.1	7.9	6.0
Total Cost of Revenue	61.7	64.9	71.2
Gross Profit	38.3	35.1	28.8
Selling, general and administrative expenses	20.9	25.2	22.5
Research and development expenses	18.8	24.0	22.5
Goodwill impairments	—	32.2	3.3
Operating Loss	(1.4)	(46.3)	(19.5)
Interest and dividend income	0.2	0.3	0.2
Interest expense	(1.8)	(2.4)	(1.4)
Net investment gain	0.3	0.4	0.2
Other (expense) income, net	(0.2)	—	0.1
Loss Before Income Taxes	(2.9)	(48.0)	(20.3)
Income tax expense	(0.5)	(0.8)	(2.5)
Net Loss	(3.3)%	(48.8)%	(22.8)%
Net Income attributable to non-controlling interest	0.9	1.1	0.6
Net Loss attributable to ADTRAN Holdings, Inc.	(4.2)%	(49.8)%	(23.4)%

The following discussion and financial information are presented to aid in an understanding of our current consolidated financial position, changes in financial position, results of operations and cash flows and should be read in conjunction with the audited consolidated financial statements and notes thereto included herein. The emphasis of the discussion is a comparison of the years ended December 31, 2025 and December 31, 2024. For a discussion of a comparison of the years ended December 31, 2024 and December 31, 2023, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on May 20, 2025.

Comparison of Years Ended December 31, 2025 and December 31, 2024

Revenue

Our revenue increased 17.5% from $922.7 million for the year ended December 31, 2024 to $1,083.8 million for the year ended December 31, 2025. The increase in revenue for the year ended December 31, 2025 was driven by increased volume of sales activity due to a return of normalized customer spending, increased growth due to fiber expansion brought about by higher service provider spending, vendor consolidation, a continuing shift away from high-risk vendors, increased demand for modernizing and upgrading critical infrastructure within governments, utilities, large enterprises, and bandwidth-hungry applications, including AI, partially offset by a decrease in revenue related to installation/system integration services. The increase in revenue by category for the year ended

December 31, 2025, was primarily attributable to a $79.4 million increase in Optical Networking Solutions products and services, a $38.3 million increase in Subscriber Solutions products and services and a $43.4 million increase in Access & Aggregation products and services. All revenue categories for the year ended December 31, 2025 experienced increased volume of sales activity due to growth across geographies, most product lines, and the continued expansion of our customer base.

Network Solutions segment revenue increased 21.4% from $739.0 million in 2024 to $896.9 million in 2025, primarily attributable to $71.3 million increase in Optical Networking Solutions products, a $45.9 million increase in Access & Aggregation Solutions and a $40.8 million increase in Subscriber Solutions category.

Services & Support revenue increased 1.7% from $183.8 million in 2024 to $186.9 million in 2025. The increase in revenue for 2025 was primarily attributable to $8.1 million increase in revenue for Optical Networking Solutions products partially offset by a $2.5 million decrease in revenue for Access & Aggregation Solutions revenue and a $2.5 million decrease in revenue for Subscriber Solutions services.

Domestic revenue increased 20.7% from $398.2 million in 2024 to $480.8 million in 2025, was primarily due to an increase in volume of sales activity due to a return of normalized customer spending and increased growth due to fiber expansion.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., increased 15.0% from $524.6 million for the year ended December 31, 2024 to $603.1 million for the year ended December 31, 2025. The increase in international revenue in 2025 was primarily due to increased volume of sales activity due to a return of normalized customer spending and, increased growth due to fiber expansion. International revenue, as a percentage of total revenue, decreased from 56.8% for the year ended December 31, 2024 to 55.6% for the year ended December 31, 2025. For the year ended December 31, 2025 as compared to the year ended December 31, 2024, changes in foreign currencies relative to the U.S dollar increased our net revenue by approximately $17.8 million.

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

Cost of Revenue

As a percentage of revenue, cost of revenue decreased from 64.9% for the year ended December 31, 2024 to 61.7% for the year ended December 31, 2025. The decrease in cost of revenue as a percentage of revenue for the twelve months ended December 31, 2025, was attributable to a 2.6% decrease in restructuring expense and labor cost expense as a percentage of revenue as a result of our previous Business Efficiency Program, which was completed as of December 31, 2024 and a 1.3% decrease in expense as a percentage of revenue attributable to changes in customer and product mix, partially offset by a 0.7% increase in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar. For the year ended December 31, 2025, changes in foreign currencies relative to the U.S. dollar increased our cost of revenue by approximately $8.9 million.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, decreased from 71.2% of revenue in 2024 to 66.0% of revenue in 2025. The decrease in Network Solutions cost of revenue as a percentage of revenue for the twelve months ended December 31, 2025, was attributable to a 3.2% decrease in expense as a percentage of revenue attributable to changes in customer and product mix, and a 2.7% decrease in restructuring expense and labor cost expense as a percentage of revenue as a result of our previous Business Efficiency Program, partially offset by a 0.8% increase in expense as a percentage of revenue attributable to changes in foreign currencies relative to the U.S. dollar.

Services & Support cost of revenue, as a percentage of that segment’s revenue, increased from 39.6% of revenue in 2024 to 41.0% of revenue in 2025.

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

Gross Profit

As a percentage of revenue, gross profit increased from 35.1% for the year ended December 31, 2024 to 38.3% for the year ended December 31, 2025. The increase in gross profit for the twelve months ended December 31, 2025, was attributable to 2.6% increase in gross profit as a percentage of revenue due to a decrease in restructuring expense and labor cost as a result of our previous Business Efficiency Program, and a 0.5% increase in gross profit as a percentage of revenue due to changes in customer and product mix.

As a percentage of that segment's revenue, Network Solutions gross profit increased from 28.8% for the year ended December 31, 2024 to 34.0% for the year ended December 31, 2025. The increase in gross profit for the twelve months ended December 31, 2025, was attributable to a 2.3% increase in gross profit as a percentage of revenue due to changes in customer and product mix and a 2.7% increase in gross profit as a percentage of revenue due to a decrease in restructuring expense and labor cost as a result of our previous Business Efficiency Program.

As a percentage of that segment's revenue, Services & Support gross profit decreased from 60.4% for the year ended December 31, 2024 to 59.0% for the year ended December 31, 2025.

Selling, General and Administrative Expenses

As a percentage of revenue, selling, general and administrative expenses decreased from 25.2% for the year ended December 31, 2024, to 20.9% for the year ended December 31, 2025. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared. We have completed implementation of our Business Efficiency Program as of December 31, 2024. We expect to continue to see lower selling, general and administrative expenses as a percentage of revenue over time.

Selling, general and administrative expenses decreased 2.9% from $232.9 million for the year ended December 31, 2024, to $226.3 million for the year ended December 31, 2025. Selling, general and administrative expenses include personnel costs for management, accounting, information technology, human resources, sales and marketing, as well as independent auditor, tax and other professional fees, contract services and legal and litigation related costs. The decrease in selling, general and administrative expenses for the twelve months ended December 31, 2025, compared to the twelve months ended December 31, 2024, was primarily attributable to decreases of $14.7 million for acquisition/integration related expenses, $1.9 million for restructuring expense, and $1.4 million for employee-related costs partially offset by increases of $8.4 million for professional fees and other costs, $2.2 million for travel related costs and $1.4 million for depreciation expense. For the year ended December 31, 2025, as compared to the year ended December 31, 2024, changes in foreign currencies relative to the U.S dollar increased our selling, general and administrative expenses by approximately $3.8 million.

Research and Development Expenses

As a percentage of revenue, research and development expense decreased from 24.0% for the year ended December 31, 2024, to 18.8% for the year ended December 31, 2025. Research and development expenses as a percentage of revenue will generally fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared. We have completed implementation of our Business Efficiency Program as of December 31, 2024. We expect to continue to see lower research and development expense as a percentage of revenue over time.

Research and development expenses decreased 7.8% from $221.5 million for the year ended December 31, 2024, to $204.3 million for the year ended December 31, 2025. The decrease in research and development expenses for the twelve months ended December 31, 2025, was primarily attributable to decreases of $6.2 million for employee-related costs, $6.1 million for restructuring expense, $0.8 million for professional services, $0.6 million for contract services and $2.1 million of additional research and development subsidies. For the year ended December 31, 2025 as compared to the year ended December 31, 2024, changes in foreign currencies relative to the U.S. dollar increased our research and development expenses by approximately $4.2 million.

Adtran Networks has arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expense incurred. For the years ended December 31, 2025 and 2024, the Company recognized $11.8 million and $9.7 million, respectively, as a reduction of research and development expense.

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

Goodwill Impairment

There was no goodwill impairment recognized during the year ended December 31, 2025.

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

Interest and Dividend Income

Interest and dividend income decreased from $3.1 million for the year ended December 31, 2024 to $2.3 million for the year ended December 31, 2025. The decrease in interest and dividend income is primarily attributable to fluctuations in investment balances and a decrease in the rate of return on those investments due to interest rate movements.

Interest Expense

Interest expense decreased from $22.1 million for the year ended December 31, 2024 to $19.3 million for the year ended December 31, 2025. The decrease in interest expense was primarily driven by the issuance of the 2030 Notes which accrues interest at 4.7% and the repayment of the majority of the Credit Agreement which accrued interest at 9.0% in 2025 versus the twelve months ending December 31, 2024. See Notes 10 and 11 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report and “Financing Activities” in “Liquidity and Capital Resources” below.

Net Investment Gain

We recognized a net investment gain of $3.6 million and $3.0 million for the years ended December 31, 2024 and 2025, respectively. The fluctuations in our net investments were primarily attributable to market driven changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See “Investing Activities” in “Liquidity and Capital Resources” of this report and Note 1 and Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Other (Expense) Income, net

Other (expense) income, net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, decreased from income of $0.2 million for the year ended December 31, 2024 to expense of $1.6 million for the year ended December 31, 2025.

Income Tax Expense

Our effective tax rate changed from an expense of 1.7%, for the year ended December 31, 2024 to an expense of 16.0% for the year ended December 31, 2025. The change in the effective tax rate for the year ended December 31, 2025, was driven primarily by changes in the mix of earnings between jurisdictions with different statutory tax rates and changes in our valuation allowance. See Note 12 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Net Loss Attributable to ADTRAN Holdings, Inc.

As a result of the above factors, our net loss attributable to ADTRAN Holdings, Inc. decreased from a net loss of $459.9 million for the year ended December 31, 2024 to a net loss of $45.7 million for the year ended December 31, 2025. As a percentage of revenue, net loss was 49.8% for the year ended December 31, 2024 and net loss was 4.2% for the year ended December 31, 2025.

Liquidity and Capital Resources

Liquidity

We generally finance our ongoing business with existing cash, investments, credit arrangements and cash flow from operations to manage our working capital needs. We had a positive cash flow from operating activities of $129.8 million in the twelve months ended December 31, 2025. We have used, and expect to continue to use, existing cash, credit arrangements and cash generated from operations for working capital and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures.

As of December 31, 2025, our cash on hand was $95.7 million of which $87.5 million was held by our foreign subsidiaries. The Company had access to $319.2 million on its Credit Facility for future borrowings, based on debt covenant compliance metrics. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax. As of December 31, 2024, our cash on hand was $76.0 million, of which $52.6 million was held by our foreign subsidiaries.

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss applies to the net loss generated by Adtran Networks in 2025, and it will apply to any net loss generated by Adtran Networks in 2026.

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of December 31, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €303.9 million or approximately $357.0 million, based on an exchange rate as of December 31, 2025 and reflecting interest accrued through December 31, 2025 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the proceeding for the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.9 million or $9.3 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024; therefore, the Annual Recurring Compensation was paid on July 3, 2024. With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 28, 2025, and therefore, the Annual Recurring Compensation was paid on July 1, 2025. With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for the second quarter of 2026, and the Annual Recurring Compensation will be due on the third banking day following the meeting. During the years ended December 31, 2025 and 2024, we accrued $9.3 million and $9.8 million, respectively, in Annual Recurring Compensation which is reflected as an increase to retained deficit.

As of December 31, 2025, and as of the date of issuance of these financial statements, the Company has sufficient liquidity through its operating cash flow and the borrowings available under the Credit Facility to meet a majority of its payment obligations under the DPLTA pertaining to Exit Compensation. For the year ended December 31, 2025, approximately 2.0 million shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €40.2 million, or approximately $46.6 million, based on exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the year ended December 31, 2024, a total of 0.8 million shares of Adtran Networks stock was tendered to the Company and Exit Compensation payments of approximately €15.7 million or approximately $17.4 million based on an exchange rate as of December 31, 2024, were paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and we do not expect the final decision to be published within the next 12 months; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the fact that the date of a decision by the court on the merits of the case is uncertain, it will likely take a minimum of 12 months for a ruling on the merits and thereafter, an expected appeal process will take a further 12-24 months to resolve; (iv) the current guaranteed Annual Recurring Compensation payment; and (v) the current trading value of Adtran Networks shares.

In summary, the Company believes that its cash and cash equivalents, working capital management initiatives and availability to access cash under the Wells Fargo Credit Facility or other future sources of capital, will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under both the Notes and the DPLTA, including anticipated levels of Exit Compensation, as well as to support our ability to continue to comply with our debt covenants under the Credit Facility for at least the next twelve months, from the issuance of these Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K See Note 10 of Notes to Consolidated Financial Statements included in Part I, Item 8 of this report for additional information regarding the terms of the Wells Fargo Credit Agreement as amended.

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

As of December 31, 2025, the Amended Credit Agreement provided for a secured revolving credit facility of up to $350.0 million of borrowings, $50.0 million of which is solely available to the German Borrower.

As of December 31, 2025, the Company’s borrowings under the revolving line of credit were $25.0 million. The credit facilities provided under the Amended Credit Agreement mature in July 2027, but the U.S. Borrower may request extensions subject to customary conditions. In addition, the U.S. Borrower may utilize up to $50.0 million of the $350.0 million total revolving facility for the issuance of letters of credit. As of December 31, 2025, the U.S. Borrower had a total of $5.8 million in letters of credit under the Amended Credit Agreement, leaving a net amount (after giving effect to the $25.0 million of outstanding borrowings described above) of $319.2 million available for future borrowings based on debt covenant compliance metrics. Any future credit extensions under the Amended Credit Agreement are subject to customary conditions precedent. The proceeds of any loans may be used as described above, as well as for working capital and other general corporate purposes.

Moreover, the Amended Credit Agreement provides for a sublimit under the existing $350.0 million revolving commitments in an aggregate amount of $50.0 million (“Subline”), which Subline is available for borrowings by the German Borrower. The Company had no borrowings under the Subline as of December 31, 2025. The existing swing line sublimit and letter of credit sublimit under the Amended Credit Agreement remain available to the U.S. Borrower (and not to the German Borrower). Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Amended Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

All U.S. borrowings under the Amended Credit Agreement bear interest at a rate tied to the Base Rate (as defined in the Amended Credit Agreement) or SOFR, at the Company’s option, and all E.U. borrowings bear interest at a rate tied to the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent), in each case plus applicable margins which vary based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Amended Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable. As of December 31, 2025, the weighted average interest rate on our revolving credit agreement was 8.98%.

The Company made certain representations and warranties to the lenders in the Amended Credit Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a “Springing Covenant Period,” as defined below) and a Consolidated Fixed Charge Coverage Ratio of 1.25x (as such ratios are defined in the Amended Credit Agreement). A “Springing Covenant Event” occurs when at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of August 9, 2023 have been tendered and purchased by the Company. Upon the occurrence of a Springing Covenant Event, the Company will enter a “Springing Covenant Period”, defined as the fiscal quarter in which a Springing Covenant Event occurs and the three (3) consecutive fiscal quarters thereafter. During a Springing Covenant Period, the Company’s leverage ratios are increased. In addition, the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. As of December 31, 2025, the Company was in compliance with all covenants.

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

Interest expense related to the 2030 Notes was $2.6 million for the year ended December 31, 2025. In conjunction with the issuance of the 2030 Notes, the Company recognized $201.3 million of principal and debt issuance costs of $8.7 million, which were capitalized as components of the carrying amount and included in convertible senior notes, net within the Consolidated Balance Sheets. See Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for more information.

Unamortized Discounts and Debt Issuance Costs

Unamortized discounts and debt issuance costs totaled $8.2 million as of December 31, 2025. Amortization expense related to unamortized discounts and debt issuance costs (included in interest expense within the consolidated statements of operations) totaled $0.4 million for the year ended December 31, 2025.

Operating Activities

Net cash provided by operating activities of $129.8 million during the year ended December 31, 2025 increased by $26.2 million compared to $103.6 million of net cash provided by the year ended December 31, 2024. The increase was primarily due to the declining net loss for the years ended December 31, 2025 and 2024, excluding the goodwill impairment charge of $297.4 million, as adjusted primarily for decreased depreciation and amortization, decreased deferred taxes and increased net cash inflows from working capital. Additional details related to our working capital and its drivers are discussed below.

Net accounts receivable increased 18.3% from $178.0 million as of December 31, 2024 to $210.7 million as of December 31, 2025. There was an allowance for credit losses of $1.3 million as of December 31, 2025 and December 31, 2024. The increase in net accounts receivable was primarily due to increased revenues. Quarterly accounts receivable DSO decreased from 67 days as of December 31, 2024 to 66 days as of December 31, 2025.

Other receivables decreased from $9.8 million as of December 31, 2024 to $7.0 million as of December 31, 2025. The decrease in other receivables was primarily attributable to a decrease in sales of raw materials.

Annual inventory turnover increased from 1.92 turns as of December 31, 2024 to 2.80 turns as of December 31, 2025. Inventory decreased 17.5% from $261.6 million as of December 31, 2024 to $215.7 million as of December 31, 2025. The decrease in inventory was primarily due to steps taken in connection with our Business Efficiency Program to improve working capital, a reduction in component purchases due to improved lead time and utilization of buffer stock. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory for customer demand and improve working capital.

Accounts payable increased from $171.8 million as of December 31, 2024 to $167.3 million as of December 31, 2025. The increase in accounts payable was primarily due to the timing of the receipt of inventory, supplies and services. Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

Investing Activities

Capital expenditures, including intangibles totaled approximately $69.3 million and $65.2 million for the years ended December 31, 2025 and 2024, respectively. These expenditures were primarily used to purchase software, computer hardware, manufacturing and test equipment, building improvements and developed technologies. The increase in capital expenditures is primarily attributable to an increase in expenditures related to developed technology.

Our deferred compensation plan assets increased 13.5% from $31.0 million as of December 31, 2024 to $35.2 million as of December 31, 2025. See Notes 4 and 13 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information. Our investments include various marketable equity securities with a fair market value of $1.0 million and $1.1 million, as of December 31, 2025 and 2024, respectively. See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Financing Activities

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 0.3 million and 0.1 million shares of common stock which resulted in proceeds of $1.8 million and $0.8 million during the years ended December 31, 2025 and 2024, respectively.

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
•
In Poland, the post-employment benefit plan is required due to statutory provisions. The plan is financed directly by the Company on a pay as you go basis.

Our defined benefit plan assets consist of a balanced portfolio of equity funds, bond funds, emerging market funds, real estate funds and balanced funds. Our investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants and consider a broad range of economic conditions. The objectives of our investment policy are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions and achieve asset returns that are competitive with like institutions employing similar investment strategies. The investment policy is periodically reviewed by us and a designated third-party fiduciary for investment matters. At December 31, 2025, the estimated fair market value of our defined benefit pension plans' assets increased to $64.3 million from $54.5 million at December 31, 2024.

The defined benefit pension plan is accounted for on an actuarial basis, which requires the use of various assumptions, including an expected rate of return on plan assets and a discount rate. The expected return on our German plan assets that is utilized in determining the benefit obligation and net periodic benefit cost is derived from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. The discount rate has been derived from the returns of high-quality, corporate bonds denominated in euro currency with durations close to the duration of our pension obligations. The projected benefit obligation for our defined benefit pension plans was $68.7 million and $63.3 million as of December 31, 2025 and 2024, respectively.

The components of net periodic pension cost, other than the service cost component, are included in other income, net in the Consolidated Statements of Loss. The components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for the years ended December 31, 2025 and 2024 were $3.3 million and $0.3 million, respectively.

Actuarial gains and losses are recorded in accumulated other comprehensive loss. To the extent unamortized gains and losses exceed 10% of the higher of the market-related value of assets or the projected benefit obligation, the excess is amortized as a component of net periodic pension cost over the remaining service period of active participants. We estimate that approximately $0.1 million of net actuarial gains and approximately $0.1 million of net actuarial losses will be amortized from accumulated other comprehensive income into net periodic pension cost in 2026. The net actuarial gain and (loss) recognized in accumulated other comprehensive income as of December 31, 2025 and 2024 was $3.1 million and ($1.0) million, respectively. See Notes 13 and 14 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

Off-Balance Sheet Arrangements

We have exposure to credit losses from off-balance sheet exposures used to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds, where we believe the risk of loss is immaterial to our financial statements as of December 31, 2025. Otherwise, we do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Note 17 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for additional information.

Cash Requirements

The following table summarizes the Company’s short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of December 31, 2025, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied (but excluding payments that may be made pursuant to the DPLTA and currency hedging arrangements, which are discussed below). Other than operating lease obligations, the cash requirements table excludes interest payments.

(In thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Wells Fargo credit agreement(1)	$25,000	$—	$25,000	$—	$—	$—	$—
Convertible Senior Notes(1)	201,250	—	—	—	—	201,250	—
Purchase obligations(2)	205,851	200,733	4,583	535	—	—	—
Operating lease obligations(3)	43,424	9,395	8,376	7,885	3,884	3,236	10,648
Totals	$475,525	$210,128	$37,959	$8,420	$3,884	$204,486	$10,648

(1) See description below.

(2) We have purchase obligations related to open purchase orders to our contract manufacturers, ODMs, component suppliers, service partners and other vendors. The settlement of our purchase obligations will occur at various dates beginning in 2026 and going through 2028. See Note 17 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for more information.

(3) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Our operating leases had remaining lease terms ranging from 1 month to 155 months as of December 31, 2025.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into the Credit Agreement with the Administrative Agent and the other lenders named therein. The Credit Agreement was subsequently amended six times. As of December 31, 2025, the Company's borrowings under the revolving line of credit were $25.0 million. As of December 31 2025, the Company had access to $319.2 million on its Credit Facility for future borrowings based on debt covenant compliance metrics. The Credit Facility matures in July 2027; however, the Company may request extensions subject to customary conditions. See Note 10 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report and “Liquidity and Capital Resources” in Part II, Item 7 of this report for additional information.

Convertible Senior Notes

On September 19, 2025, the Company issued $201.3 million aggregate principal amount of the Notes. The Notes accrue interest at a rate of 3.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2026. Unless earlier repurchased, redeemed, or converted, the Notes will mature on September 15, 2030. See Note 11 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report and “Liquidity and Capital Resources - Convertible Senior Notes” in Part II, Item 7 of this report for additional information.

Currency Hedging Arrangements

On November 3, 2022, the Company entered into a euro/U.S. dollar forward contract arrangement (the "Initial Forward") with Wells Fargo Bank, N.A. (the “Hedge Counterparty”). The Initial Forward, which was governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, enabling the Company to convert a portion of its euro denominated payment obligations under the proposed DPLTA into U.S. Dollars. Under the Initial Forward, the Company agreed to exchange an aggregate notional amount of €160.0 million for U.S. dollars at a daily fixed forward rate ranging from EUR/USD 0.98286 to 1.03290. The aggregate amount of €160.0 million was divided into eight quarterly tranches of €20.0 million, which commenced in the fourth quarter of 2022. During the year ended December 31, 2024, the Company settled four €20.0 million forward contract tranches.

On March 21, 2023, the Company entered into a euro/U.S. dollar forward contract arrangement (the “Forward”) with the Hedge Counterparty. Under the Forward, which was governed by the provisions of an ISDA Master Agreement (including schedules thereto and transaction confirmations that supplement such agreement) entered into between the Company and the Hedge Counterparty, the Company exchanged an aggregate notional amount of €160.0 million for U.S. dollars at an average rate of EUR/USD 1.085. During the year ended December 31, 2024, the Company settled four $20.0 million forward contract tranches. As of December 31, 2024, both the Initial Forward and Forward have fully matured and are no longer outstanding.

The Company has no outstanding hedges as of December 31, 2025.

Receivables Purchase Arrangements

On July 1, 2024, the Company entered into a receivables purchase agreement (the “Factoring Agreement”) with a third-party financial institution, which accelerates receivable collection and helps to better manage cash flow. Total accounts receivables factored as of the end of December 31, 2025, totaled $25.3 million net of $3.8 million retained pursuant to the Factoring Agreement in the reserve account. Total accounts receivables factored as of the end of December 31, 2024, totaled $18.3 million net of $3.7 million retained pursuant to the Factoring Agreement in the reserve account. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The balance in the reserve account is included in other assets. The Company at its own expense does have collection and administrative responsibilities for the sold receivables and that is its only continuing involvement with the Factor. The Company is not compensated for the servicing of the factoring program and deems the costs of servicing the receivables sold to be immaterial.

During the years ended, December 31, 2025 and 2024, the Company received $169.1 million and $78.4 million, in cash proceeds from the Factoring Agreement, respectively, which are recorded as a component of accounts receivable in operating cash flows on the Consolidated Statement of Cash Flows. The cost of the Factoring Agreement is included in interest expense in the Consolidated Statements of Loss and totaled $1.4 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

On December 19, 2023, the Company entered into a receivables purchase agreement (the "Prior Factoring Agreement") with a third-party financial institution which qualified for treatment as a secured borrowing with a pledge of collateral under Accounting Standards Codification Topic 810, Consolidation. The Prior Factoring Agreement was terminated on July 1, 2024. See Note 2 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for additional information.

Domination and Profit and Loss Transfer Agreement

The DPLTA between the Company, as the controlling company, and Adtran Networks, as the controlled company, as executed on December 1, 2022, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of Adtran Networks (Jena).

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss applies to the net loss generated by Adtran Networks in 2025, and it will apply to any net loss generated by Adtran Networks in 2026.

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of December 31, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of €303.9 million or approximately $357.0 million, based on an exchange rate as of December 31, 2025 and reflecting interest accrued through December 31, 2025 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the proceeding for the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.9 million (or $9.3 million based on the exchange rate as of December 31, 2025) per year assuming none of the minority Adtran Networks shareholders as of December 31, 2025 were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in the German court. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for the second quarter of 2026, and the Annual Recurring Compensation will be due on the third banking day following the meeting. With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 27, 2025 and, therefore, the Annual Recurring Compensation was paid on July 1, 2025. During the years ended December 31, 2025 and 2024, we accrued $9.3 million and $9.8 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Consolidated Balance Sheets.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares. For the year ended December 31, 2025, 2.0 million shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of €40.2 million, or approximately $46.6 million, based on exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the year ended December 31, 2024, approximately 0.8 million shares of Adtran Networks stock was tendered to the Company and Exit Compensation payments of €15.7 million or approximately $17.4 million based on an exchange rate as of December 31, 2024, were paid to Adtran Networks shareholders.

We currently hold 36,871,784 no-par value bearer shares of Adtran Networks, representing 70.8% of Adtran Networks outstanding shares as of December 31, 2025.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.14 of this Annual Report on Form 10-K.

Business Efficiency Program

During the fourth quarter of 2023, the Company initiated a Business Efficiency Program designed to optimize the assets, business processes, and information technology systems of the Company in relation to the business combination with Adtran Networks. The Business Efficiency Program included expenses specifically associated with achieving run-rate synergies as well as Business Efficiency Program expenses described below. See Note 19 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report for additional information.

We did not incur any Business Efficiency Program costs during the year ended December 31, 2025. The Company reduced previously accrued costs by $0.3 million during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, we recognized $44.7 million and $25.1 million, respectively, of costs relating to the Business Efficiency Program, respectively. As of December 31, 2025, all expenses related to the Business Efficiency Program have been paid.

Other Cash Requirements

During the year ended December 31, 2025, other than the Exit Compensation payments, Annual Recurring Compensation under the DPLTA, and receivables purchase arrangements there have been no other material changes in cash requirements from those discussed in the 2024 Form 10-K/A and our cash requirements table shown in Liquidity and Capital Resources above.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of December 31, 2025 and 2024, we had commitments related to these bonds totaling $22.4 million and $15.7 million, respectively, which expire at various dates through April 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract; the probability of which we believe is remote.

Critical Accounting Policies and Estimates

Accounting Policies

An accounting policy is deemed to be critical if it requires significant judgment, relies on key assumptions, and materially affects our reported financial condition and results of operations. These areas involve complex and subjective assessments, and changes in the underlying estimates or assumptions may have a material impact on our financial statements. Management reviews these policies regularly in light of evolving business conditions, market trends, and regulatory developments.

The policies described below represent the accounting areas that we believe require the most significant use of judgment and estimation.

Revenue

Revenue is recognized upon transfer of control to the customer. For transactions where there are multiple performance obligations, individual products and services are accounted for separately if they are distinct (if a product or service is separately identifiable from other items and if a customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration, including any discounts, is allocated between separate products and services based on their stand-alone selling prices. Stand-alone selling prices are determined based on the prices at which the separate products and services are sold and are allocated based on each item’s relative value to the total value of the products and services in the arrangement. For items not sold separately, we apply an “expected cost plus margin” approach.

Judgments include:

•
identifying distinct performance obligations;
•
estimating stand‑alone selling prices;
•
assessing material rights and contract modifications; and
•
determining the pattern and timing of revenue recognition for service‑based deliverables.

We closely monitor customer buying behavior, discounting patterns, and regional economic conditions that may change pricing or delivery cycles. As our product mix changes and begins to shift toward next‑generation virtualized platforms and cloud‑based services, we expect the complexity of revenue arrangements to increase, which may require refinements to our estimation methodologies.

Inventory Valuation

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

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets acquired. The Company’s annual impairment assessment is done at the reporting unit level, which we determined are generally the same as our operating segments. We review goodwill for impairment annually during the fourth quarter and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. Management updates these estimates based on the most recent market data, customer demand expectations, and strategic initiatives.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets, such as property, plant and equipment, right of use lease assets and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group. Forecasting future cash flows for asset groups involves uncertainties related to technology adoption rates, product roadmaps, and cost‑efficiency initiatives. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group.

An asset is considered to be held for sale when all the following criteria are met: (i) management commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) actions required to complete the sale of the asset have been initiated; (iv) sale of the asset is probable and the completed sale is expected to occur within one year; (v) it is unlikely that the disposal plan will be significantly modified; and (vi) the asset is actively being marketed for sale at a price that is reasonable given its current market value. Making this determination is subject to management judgment regarding the facts and circumstances of the assets. Management reviews these factors on at least an annual basis to determine if an asset remains or now should be classified as held for sale.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain depository investments with certain financial institutions. As of December 31, 2025, $92.0 million of our cash and cash equivalents, primarily foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

Interest Rate Risk

As of December 31, 2025, approximately $0.6 million of our cash and investments may be directly affected by changes in interest rates. As of December 31, 2025, we held $0.6 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of December 31, 2025, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. As of December 31, 2025, the carrying amounts of our revolving credit agreement totaled $25.0 million where a change in interest rates would impact our interest expense. A hypothetical 50 basis point increase in interest rates as of December 31, 2025, assuming all other variables remain constant, would increase our interest expense by $0.1 million. The analyses cover our debt and investments. The analyses use actual or approximate maturities for the debt and investments. The discount rates used were based on the market interest rates in effect at December 31, 2025. As of December 31, 2025 we have not entered into any derivative instruments to hedge the impact of the changes in variable interest rates under our revolving credit agreement.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, operating expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with the euro and the British pound. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary's functional currency or certain other local currency. The majority of our global supply chain predominately makes payments in U.S. dollars and some of our operating expenses are paid in certain non-USD local currencies (approximately 44.0% of total operating expense for the year ended December 31, 2025, respectively). Therefore, our revenue, gross margins, operating expenses and operating loss are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating loss. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $6.3 million for the year ended December 31, 2025. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2025 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $8.1 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $9.2 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary.

As of December 31, 2025, we had certain material contracts subject to currency revaluation, including accounts receivable, accounts payable and lease liabilities denominated in foreign currencies.

For further information about the fair value of our investments as of December 31, 2025, see Note 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

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

PricewaterhouseCoopers LLP; PCAOB Firm ID: 238; Birmingham, Alabama

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ADTRAN Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ADTRAN Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of loss, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls (i) in response to the risks of material misstatement and (ii) over financial statement preparation, presentation and disclosure commensurate with its financial reporting requirements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Valuation of Inventory – Estimate of Certain Excess and Obsolete Reserves

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated net inventory as of December 31, 2025 was $215.7 million, of which certain inventory is subject to certain excess and obsolete reserves. Management establishes reserves for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age, and market conditions.

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

/s/PricewaterhouseCoopers LLP

Birmingham, Alabama

February 26, 2026

We have served as the Company’s auditor since 1986.

Financial Statements

ADTRAN Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except per share amount)

December 31, 2025 and 2024

ASSETS	2025	2024
Current Assets
Cash and cash equivalents	$95,696	$76,021
Accounts receivable, less allowance for credit losses of $1,318 and $1,300 as of December 31, 2025 and 2024, respectively	210,687	178,030
Other receivables	7,046	9,775
Inventory, net	215,736	261,557
Income tax receivable	3,667	5,461
Prepaid expenses and other current assets	55,317	56,395
Short-term investments - deferred compensation	35,174	—
Assets held for sale	11,901	11,901
Total Current Assets	635,224	599,140
Property, plant and equipment, net	124,384	106,454
Goodwill	59,983	52,918
Intangibles, net	294,047	284,893
Deferred tax assets	16,481	17,826
Other non-current assets	73,352	78,128
Long-term investments	1,022	32,060
Total Assets	$1,204,493	$1,171,419
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$167,337	$171,825
Unearned revenue	87,541	52,701
Accrued expenses and other liabilities	33,690	34,158
Accrued wages and benefits	32,203	32,853
Deferred compensation liability	37,447	—
Income tax payable	3,642	1,936
Total Current Liabilities	361,860	293,473
Non-current revolving credit agreement outstanding	25,000	189,576
Non-current convertible senior notes, net of debt issuance costs	193,038	—
Deferred tax liabilities	27,453	30,372
Non-current unearned revenue	27,143	22,065
Non-current pension liability	6,277	8,983
Non-current deferred compensation liability	—	33,203
Non-current lease obligations	27,000	25,925
Other non-current liabilities	17,564	17,928
Total Liabilities	685,335	621,525
Commitments and contingencies (see Note 17)
Redeemable Non-Controlling Interest	373,328	422,943
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 80,188 shares issued and 79,926 outstanding as of December 31, 2025 and 79,483 shares issued and 79,218 outstanding as of December 31, 2024	802	795
Additional paid-in capital	801,269	808,913
Accumulated other comprehensive income	78,877	11,254
Retained deficit	(730,010)	(688,813)
Less treasury stock at cost: 262 and 266 shares as of December 31, 2025 and 2024, respectively	(5,108)	(5,198)
Total Equity	145,830	126,951
Total Liabilities and Equity	$1,204,493	$1,171,419

See accompanying notes to consolidated financial statements.

ADTRAN Holdings, Inc.

Consolidated Statements of Loss

(In thousands, except per share amounts)

Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Revenue
Network Solutions	$896,911	$738,964	$974,389
Services & Support	186,896	183,756	174,711
Total Revenue	1,083,807	922,720	1,149,100
Cost of Revenue
Network Solutions	592,141	517,220	724,518
Network Solutions - charges and inventory write-down	—	8,597	24,313
Services & Support	76,711	72,739	69,142
Total Cost of Revenue	668,852	598,556	817,973
Gross Profit	414,955	324,164	331,127
Selling, general and administrative expenses	226,275	232,918	258,610
Research and development expenses	204,276	221,458	258,311
Goodwill impairment	—	297,353	37,874
Operating Loss	(15,596)	(427,565)	(223,668)
Interest and dividend income	2,321	3,058	2,340
Interest expense	(19,344)	(22,053)	(16,299)
Net investment gain	3,001	3,587	2,754
Other (expense) income, net	(1,632)	246	1,266
Loss Before Income Taxes	(31,250)	(442,727)	(233,607)
Income tax expense	(4,993)	(7,340)	(28,299)
Net Loss	$(36,243)	$(450,067)	$(261,906)
Net Income attributable to non-controlling interest (1)	9,413	9,824	6,946
Net Loss attributable to ADTRAN Holdings, Inc.	$(45,656)	$(459,891)	$(268,852)

Weighted average shares outstanding – basic	79,742	78,928	78,416
Weighted average shares outstanding – diluted	79,742	78,928	78,416

Loss per common share attributable to ADTRAN Holdings, Inc. – basic(2)	$(0.52)	$(5.79)	$(3.43)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted(2)	$(0.52)	$(5.79)	$(3.43)

(1) For the years ended December 31, 2025 and 2024 we accrued $9.3 million and $9.8 million, respectively, of net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA. For the year ended December 31, 2023, we accrued $10.1 million, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA, partially offset by a $3.2 million net loss attributable to non-controlling interests pre-DPLTA.12-24

(2) Loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted - reflects a $4.1 million, $3.0 million and $0 effect of redemption of RNCI for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 18 for additional information.

See accompanying notes to consolidated financial statements.

ADTRAN Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Net Loss	$(36,243)	$(450,067)	$(261,906)
Other Comprehensive Income (Loss), net of tax
Net unrealized gain on available-for-sale securities	—	—	454
Defined benefit plan adjustments	4,110	1,479	(1,490)
Foreign currency translation gain (loss)	63,513	(37,755)	22,822
Other Comprehensive Income (Loss), net of tax	67,623	(36,276)	21,786
Comprehensive Income (Loss), net of tax	31,380	(486,343)	(240,120)
Less: Comprehensive Income attributable to non-controlling interest	9,413	9,824	7,328
Comprehensive Income (Loss) attributable to ADTRAN Holdings, Inc., net of tax	$21,967	$(496,167)	$(247,448)

See accompanying notes to consolidated financial statements.

ADTRAN Holdings, Inc.

Consolidated Statements of Changes in Equity

(In thousands, except per share amounts)

Years ended December 31, 2025, 2024 and 2023

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling interest	Total Equity
Balance as of December 31, 2022	78,088	$781	$895,834	$55,338	$(4,125)	$26,126	$329,659	$1,303,613
Net loss	—	—	—	(258,727)	—	—	(3,179)	(261,906)
Annual recurring compensation earned	—	—	—	(10,125)	—	—	—	(10,125)
Acquisition of Adtran Networks	—	—	—	3,762	—	—	—	3,762
Reclassification and remeasurement from equity to mezzanine equity for non-controlling interests in Adtran Networks	—	—	(116,895)	—	—	—	(326,862)	(443,757)
Mezzanine equity for non-controlling interest in Adtran Networks for Adtran Networks stock options exercised			(1,175)	—				(1,175)
Other comprehensive income, net of tax	—	—	—	—	—	21,404	382	21,786
Dividend payments ($0.09 per share)	—	—	—	(21,237)	—	—	—	(21,237)
Dividends accrued on unvested restricted stock units	—	—	—	8	—	—	—	8
Deferred compensation adjustments, net of tax	—	—	—	(145)	(1,700)	—	—	(1,845)
Adtran RSUs and restricted stock vested	859	9	—	(1,115)	—	—	—	(1,106)
Adtran stock options exercised	23	—	—	164	—	—	—	164
Redemption of redeemable non-controlling interest	—	—	—	371	—	—	—	371
Adtran Networks stock options exercised	—	—	323	—	—	—	—	323
Modification of stock options	—	—	339					339
Adtran stock-based compensation expense	—	—	16,016	—	—	—	—	16,016
Adtran Networks stock-based compensation expense	—	—	26	—	—	—	—	26
Balance as of December 31, 2023	78,970	790	794,468	(231,706)	(5,825)	47,530	—	605,257
Net loss	—	—	—	(450,067)	—	—	—	(450,067)
Annual recurring compensation earned	—	—	—	(9,824)	—	—	—	(9,824)
Reclassification and remeasurement from equity to mezzanine equity for non-controlling interests in Adtran Networks	—	—	(1,175)	—	—	—	—	(1,175)
Other comprehensive loss, net of tax	—	—	—	—	—	(36,276)	—	(36,276)
Deferred compensation adjustments, net of tax	—	—	(368)	—	627	—	—	259
Adtran RSUs and restricted stock vested	374	4	—	(1,026)	—	—	—	(1,022)
Adtran stock options exercised	139	1	—	824	—	—	—	825
Redemption of redeemable non-controlling interest	—	—	—	2,986	—	—	—	2,986
Modification of stock options	—	—	(190)	—	—	—	—	(190)
Adtran stock-based compensation expense	—	—	14,825	—	—	—	—	14,825
Adtran Networks stock-based compensation expense	—	—	1,353	—	—	—	—	1,353
Balance as of December 31, 2024	79,483	795	808,913	(688,813)	(5,198)	11,254	—	126,951
Net loss	—	—	—	(36,243)	—	—	—	(36,243)
Annual recurring compensation earned	—	—	—	(9,413)	—	—	—	(9,413)
Other comprehensive income, net of tax	—	—	—	—	—	67,623	—	67,623
Dividends accrued on unvested restricted stock units	—	—	—	(4)	—	—	—	(4)
Deferred compensation adjustments, net of tax	—	—	(56)	—	90	—	—	34
Adtran RSUs and restricted stock vested	432	4	—	(1,448)	—	—	—	(1,444)
Adtran stock options exercised	273	3	—	1,826	—	—	—	1,829
Purchase of capped calls related to the convertible senior notes	—	—	(17,650)	—	—	—	—	(17,650)
Redemption of redeemable non-controlling interest	—	—	—	4,085	—	—	—	4,085
Adtran stock-based compensation expense	—	—	10,062	—	—	—	—	10,062
Balance as of December 31, 2025	80,188	$802	$801,269	$(730,010)	$(5,108)	$78,877	$—	$145,830

See accompanying notes to consolidated financial statements.

ADTRAN Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities:
Net Loss	$(36,243)	$(450,067)	$(261,906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	92,546	90,529	112,949
Goodwill impairment	—	297,353	37,874
Amortization of revolving credit facility issuance costs	1,351	3,950	862
Amortization of convertible notes issuance costs	441	—	—
Accretion on available-for-sale investments, net	—	—	(22)
Gain on investments	(4,740)	(5,030)	(2,900)
Net loss on disposal of property, plant and equipment	228	1,371	458
Stock-based compensation expense	10,062	15,988	16,381
Deferred income taxes	(3,847)	5,576	15,724
Inventory write down - business efficiency program	—	4,135	24,313
Inventory reserves	(2,541)	5,316	25,546
Other, net	—	—	(2,942)
Change in operating assets and liabilities:
Accounts receivable, net	(18,301)	46,108	72,320
Other receivables	5,767	10,713	10,315
Income taxes receivable	2,034	648	2,098
Inventory	64,494	79,985	22,408
Prepaid expenses, other current assets and other assets	19,223	(13,445)	(31,964)
Accounts payable	17,982	10,238	(91,907)
Accrued expenses and other liabilities	(17,967)	4,873	11,317
Income taxes payable	(722)	(4,670)	(3,939)
Net cash provided by (used in) operating activities	129,767	103,571	(43,015)
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,737)	(34,501)	(36,337)
Purchases of intangibles - developed technology	(37,528)	(30,671)	(9,438)
Proceeds from sales and maturities of available-for-sale investments	1,019	1,240	10,567
Purchases of available-for-sale investments	(383)	(268)	(868)
(Payments for) proceeds from beneficial interests in securitized accounts receivable	(539)	(55)	1,218
Net cash used in investing activities	(69,168)	(64,255)	(34,858)
Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(1,478)	(1,143)	(6,458)
Proceeds from stock option exercises	1,829	824	540
Dividend payments	—	—	(21,237)
Proceeds from receivables purchase agreement	—	68,556	14,099
Repayments on receivables purchase agreement	—	(83,772)	—
Proceeds from draw on revolving credit agreement	49,000	26,000	163,733
Repayment of revolving credit agreement	(214,000)	(31,000)	(64,987)
Redemption of redeemable non-controlling interest	(46,575)	(17,398)	(1,224)
Payment of annual recurring compensation to non-controlling interest	(10,053)	(10,084)	—
Payment of debt issuance cost	(9,003)	(1,994)	(708)
Proceeds from issuance of senior convertible notes	201,250	—	—
Payments for capped call transactions related to convertible senior notes	(17,650)	—	—
Repayment of notes payable	—	—	(24,891)
Net cash (used in) provided by financing activities	(46,680)	(50,011)	58,867
Net increase (decrease) in cash and cash equivalents	13,919	(10,695)	(19,006)
Effect of exchange rate changes	5,756	(451)	(2,471)
Cash and cash equivalents, beginning of year	76,021	87,167	108,644
Cash and cash equivalents, end of year	$95,696	$76,021	$87,167

Supplemental disclosure of cash financing activities:
Cash paid for interest	$13,273	$20,884	$12,596
Cash used in operating activities related to operating leases	$10,216	$9,274	$9,682
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$6,432	$5,317	$17,865
Purchases of property, plant and equipment included in accounts payable	$3,716	$2,635	$1,298
Purchases of property, plant and equipment included in other non-current liabilities	$5,119	$—	$—
Redemption of redeemable non-controlling interest	$4,085	$2,986	$371

See accompanying notes to consolidated financial statements.

oADTRAN Holdings, Inc.

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

Domination and Profit and Loss Transfer Agreement, Liquidity, Credit Facility and Notes Offering

The DPLTA between the Company, as the controlling company, and Adtran Networks, as the controlled company, which was executed on December 1, 2022, became effective on January 16, 2023, as a result of its registration with the commercial register (Handelsregister) of the local court (Amtsgericht) at the registered seat of Adtran Networks (Jena).

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss applies to the net loss generated by Adtran Networks in 2025, and it will apply to any net loss generated by Adtran Networks in 2026.

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us recurring compensation in cash of €0.52 per share for each full fiscal year of Adtran Networks (the "Annual Recurring Compensation"), or (2) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share, plus guaranteed interest (the "Exit Compensation"). The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of December 31, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €303.9 million or $357.0 million, based on an exchange rate as of December 31, 2025 and reflecting interest accrued through December 31, 2025 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.9 million (or $9.3 million based on the exchange rate as of December 31, 2025) per year assuming none of the minority Adtran Networks shareholders as of December 31, 2025 were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in the German court. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2023 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 28, 2024 and, therefore, the Annual Recurring Compensation was paid on July 3, 2024. With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 27, 2025 and, therefore, the Annual Recurring Compensation was paid on July 1, 2025. With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for the second quarter of 2026, and the Annual Recurring Compensation will be due on the third banking day following the meeting. During the years ended December 31, 2025 and 2024, we accrued $9.3 million and $9.8 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Consolidated Balance Sheets.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended six times. The Company had access to $319.2 million on its Credit Facility for future borrowings based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a Springing Covenant Period) and a Consolidated Fixed Charge Coverage Ratio of 1.25x (as such terms are defined in the Credit Agreement). In addition, during a Springing Covenant Period the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares.

As of December 31, 2025, and as of the date of issuance of these financial statements, the Company has sufficient liquidity to meet the majority of its payment obligations under the DPLTA pertaining to Exit Compensation. For the year ended December 31, 2025, 2.0 million shares of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €40.2 million, or approximately $46.6 million, based on exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the year ended December 31, 2024, approximately 0.8 million shares of Adtran Networks stock were tendered to the Company and Exit Compensation payments of approximately €15.7 million or approximately $17.4 million based on an exchange rate as of December 31, 2024, were paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and we do not expect the final decision to be published within the next 12 months; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the fact the date of a decision by the court on the merits of the case is uncertain, it will most likely take a minimum of 12 months for a ruling and, thereafter, an expected appeal process will take a further 12-24 months to resolve; (iv) the current guaranteed Annual Recurring Compensation payment; and (v) the current trading value of Adtran Networks shares.

Moreover, on September 19, 2025, the Company issued $201.3 million aggregate principal amount of convertible senior notes due 2030 (the “Notes”). The Notes accrue interest at a rate of 3.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2026. Unless repurchased earlier, redeemed, or converted, the Notes will mature on September 15, 2030. After deducting the initial purchasers’ discounts, commissions, and estimated offering expenses, the Company received net proceeds of $192.6 million.

The Company experienced revenue declines in the year ended December 31, 2024. However, customers began replenishing their inventories to meet increasing demand, and revenue increased throughout the year ended December 31, 2025. In 2023, the Company suspended dividend payments and effectuated a business efficiency program (the "Business Efficiency Program"), which targeted the reduction of ongoing operating expenses and focused on enhancing capital efficiency. The Business Efficiency Program was completed as of December 31, 2024. In addition, the Company continues to assess the probability that the sale of its headquarters in Huntsville will occur and has determined it is probable of occurring in the next twelve months.

In summary, the Company believes that its cash and cash equivalents, working capital management initiatives and availability to access cash under the Wells Fargo credit facility or other future sources of capital will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under both the Notes and the DPLTA, including anticipated levels of Exit Compensation, as well as to support our ability to continue to comply with our debt covenants under the Credit Facility for at least the next twelve months, from the issuance of these financial statements. See Note 10, Credit Agreement, for additional information regarding the terms of the Amendments of the Wells Fargo Credit Agreement.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Significant estimates include allowance for credit losses on accounts receivable and contract assets, excess and obsolete inventory reserves, determination and accrual of the deferred revenue related to performance obligations under contracts with customers, estimated costs to complete obligations associated with deferred and accrued revenue and network installations, estimated income tax provision and income tax contingencies, fair value of stock-based compensation, assessment of goodwill and other intangibles for impairment, estimated lives of intangible assets, estimates of intangible assets upon measurement, estimated pension liability and fair value of investments and estimated contingent liabilities. Actual amounts could differ significantly from these estimates.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of ongoing inflationary pressures, continued elevated interest rates, instability in the financial services industry, currency fluctuations and political tensions as of December 31, 2025, and through the date of this report. These conditions could result in further impacts to the Company's consolidated financial statements in future reporting periods. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents represent demand deposits, money market funds and short-term investments classified as available-for-sale with original maturities of three months or less. We maintain depository investments with certain financial institutions. As of December 31, 2025, $92.0 million of our cash and cash equivalents, primarily certain domestic money market funds and foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments may exceed government insured depository limits, we have evaluated the credit worthiness of these applicable financial institutions and determined the risk of material financial loss due to the exposure of such credit risk to be minimal.

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

Short-term investments is comprised of our deferred compensation plan assets. Long-term investments is comprised of our marketable equity securities and other equity investments. Marketable equity securities are reported at fair value as determined by the most recently traded price of the securities at the balance sheet date, although the securities may not be readily marketable due to the size of the available market. Any changes in fair value are recognized in net investment gain. Realized gains and losses on sales of debt securities are computed under the specific identification method and are included in other (expense) income, net. See Note 4 for additional information.

Accounts Receivable

The Company records accounts receivable at amortized cost. Prior to establishing payment terms for a new customer, we evaluate the credit risk of the customer. Credit limits and payment terms established for new customers are re-evaluated periodically based on customer collection experience and other financial factors. As of December 31, 2025, no customer comprised more than 10% of our total accounts receivable balance. As of December 31, 2024, no customer comprised more than 10% of our total accounts receivable balance.

Accounts receivable balances are considered past due when payment has not been received by the date indicated on the relevant invoice or based on agreed upon terms between the customer and the Company. The Company regularly reviews the need for an allowance for credit losses related to our outstanding accounts receivable balances using the historical loss-rate method, as well as assessing asset-specific risks. The assessment of asset-specific risks included the evaluation of relevant available information, from internal and external sources, relating to current conditions that may affect a customer’s ability to pay, such as the customer’s current financial condition or credit rating by geographic location, as provided by a third party and/or by customer, if needed, and overall macro-economic conditions in which the customer operates. The Company pools assets by geographic location to determine if an allowance should be applied to its accounts receivable balance, assessing the specific country risk rating and overall economics of that particular country. If elevated risk existed, or customer specific risk indicated the accounts receivable balance was at risk, the Company would further analyze the need for an allowance related to specific accounts receivable balances. Additionally, the Company would determine if significant changes to customer country risk rating from period-to-period and from the end of the prior year to the end of the current quarter would require further review and analysis by the Company. Based on these assessments, an allowance for credit losses would be recorded if the Company determined that, based on our historical write-offs, which have been immaterial, and such asset specific risks, there was risk in collectability of the full amount of any accounts receivable.

Accounts Receivable Factoring

Receivables Purchase Agreement

On July 1, 2024, the Company entered into a receivables purchase agreement (the “Factoring Agreement”) with a third-party financial institution (the “Factor”), which accelerates receivable collection and helps to better manage cash flow. These transactions are accounted for in accordance with ASC Topic 860 and result in a reduction in accounts receivable because the Factoring Agreement transfers effective control over, and risk related to the receivables to the buyers. Trade accounts receivables balances sold are removed from the Consolidated Balance Sheets and cash received is reflected as cash flows provided by (used in) operating activities in the Consolidated Statements of Cash Flow. Factoring related interest expense is recorded to interest expense on the Consolidated Statements of Loss. On each sale date, the Factor retains from the sale price a default reserve, up to a required balance, which is held by the Factor in a reserve account and pledged to the Company. The Factor is entitled to withdraw from the reserve account the sale price of a defaulted receivable. The balance in the reserve account is included in other assets on the Consolidated Balance Sheets. The Company at its own expense does have collection and administrative responsibilities for the sold receivables and that is its only continuing involvement with the Factor. The Company is not compensated for the servicing of the factoring program and deems the costs of servicing the receivables sold to be immaterial.

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

Property, Plant and Equipment

Property, plant and equipment, which is stated at cost, is depreciated using the straight-line method over the estimated useful lives of the assets. Generally, we depreciate building and land improvements from 5 to 39 years, office machinery and equipment from three to seven years, engineering machinery and equipment from three to seven years, and computer software from 3 to 5 years. Expenditures for repairs and maintenance are charged to expense as incurred. Major improvements that materially prolong the lives of the assets are capitalized. Gains and losses on the disposal of property, plant and equipment are recorded in operating loss. See Note 6 for additional information.

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

There were no impairment losses for long-lived assets and intangible assets during the years ended December 31, 2025, 2024 and 2023. See Note 9 for additional information.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets acquired. The Company’s annual impairment assessment is done at the reporting unit level, which we determined are generally the same as our operating segments, which are identified in Note 16 to the Consolidated Financial Statements. We review goodwill for impairment annually during the fourth quarter and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. See Note 8 for additional information.

Convertible Senior Notes

We account for our convertible senior notes with embedded conversion features in accordance with ASC 470-20, under which convertible debt instruments would only be separated into multiple components if they were issued at a substantial premium or if embedded derivatives requiring bifurcation were identified. The convertible senior notes (the "2030 Notes" or the “Notes”) were not issued at a substantial premium, and we analyzed the provisions of the 2030 Notes and did not identify any material embedded features which would require bifurcation from the host debt. As such, the 2030 Notes are accounted for entirely as a liability, net of unamortized issuance costs. The carrying amount of the liability is classified as long-term as the instrument does not mature within one year of the balance sheet date and the holder is not permitted to demand repayment of the principal within one year of the balance sheet date. However, if conditions to convertibility are met and holders are expected to convert within one year as described further in Note 11, we may be required to reclassify the carrying amount of the liability to current. Issuance costs are amortized to interest expense using the effective interest rate method.

Pension Benefit Plan Obligations

The Company maintains a defined benefit pension plans covering employees in certain foreign countries. Pension benefit plan obligations are based on various assumptions used by our actuaries in calculating these amounts. These assumptions include discount rates, compensation rate increases, expected return on plan assets, retirement rates and mortality rates. The pension benefit plan obligation is calculated based on the actuarial present value of expected future payments as of the balance sheet date required to settle the obligation resulting from employee service rendered prior to that date. This amount is known as the projected benefit obligation. Actual results that differ from the assumptions and changes in assumptions could affect future expenses and obligations. See Note 13 for additional information.

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

Research and Development Costs

Research and development costs include compensation for engineers and support personnel, contracted services, depreciation and material costs associated with new product development, enhancement of current products and product cost reductions. We continually evaluate new product opportunities and engage in intensive research for product and software development efforts. Research and development costs totaled $204.3 million, $221.5 million and $258.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Adtran Networks has arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expense incurred. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $11.8 million, $9.2 million and $5.2 million, respectively, as a reduction of research and development expense.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the years ended December 31, 2025, 2024 and 2023, totaled $0.2 million, $0.1 million and $0.2 million, respectively.

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

Foreign Currency

Transactions with customers that are denominated in foreign currencies are recorded using the appropriate exchange rates from throughout the year. Assets and liabilities denominated in foreign currencies are remeasured at the balance sheet dates using the closing rates of exchange between those foreign currencies and the functional currency with any transaction gains or losses reported in other income, net. Our primary exposures to foreign currency exchange rate movements are with our German and U.K. subsidiaries, whose functional currencies are the euro and the British pound sterling. Adjustments resulting from translating financial statements of international subsidiaries are recorded as a component of accumulated other comprehensive income.

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

Unearned Revenue

Unearned revenue primarily represents customer billings on maintenance service programs and unearned revenue related to multiple element contracts where we still have contractual obligations to our customers. We currently offer maintenance contracts ranging from one month to five years. Revenue attributable to maintenance contracts is recognized on a straight-line basis over the related contract term. We currently provide software maintenance and a variety of hardware maintenance services to customers ranging from one month to five years. When we defer revenue related to multiple performance obligations where we still have contractual obligations, we also defer the related costs. Current deferred costs are included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets and totaled $2.0 million and $2.2 million as of December 31, 2025 and 2024, respectively. Non-current deferred costs included in other non-current assets on the accompanying Consolidated Balance Sheets were less than $0.1 million as of December 31, 2025 and 2024.

Redeemable Non-Controlling Interest

As of December 31, 2025 and 2024, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 29.2% and 33.0%, respectively.

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

Loss per Share

Loss per common share and loss per common share assuming dilution are based on the weighted average number of common shares and, when dilutive, common equivalent shares outstanding during the year. See Note 18 for additional information.

Loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted - reflects a $4.1 million and $3.0 million effect of redemption of RNCI for the years ended December 31, 2025 and 2024, respectively. There was no effect of redemption during the year ended December 31, 2023. See Note 18 for additional information.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company adopted the new standard with prospective application on January 1, 2025. The adoption of this standard resulted in additional footnote disclosures. The adoption of this standard did not have a material impact on our Consolidated Balance Sheet, Consolidated Statement of Income or Consolidated Statement of Cash Flows. See Note 12 for additional information.

There have been no other recently adopted accounting pronouncements that are expected to have a material effect on the Consolidated Financial Statements.

Note 2 - Revenue and Receivables

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

The following table disaggregates revenue by reportable segment and revenue category for the year ended December 31, 2025:

(In thousands)	Network Solutions	Services & Support	Total
Optical Networking Solutions	$281,771	$98,541	$380,312
Subscriber Solutions	336,297	32,779	369,076
Access & Aggregation Solutions	278,843	55,576	334,419
Total	$896,911	$186,896	$1,083,807

The following table disaggregates revenue by reportable segment and revenue category for the year ended December 31, 2024:

(In thousands)	Network Solutions	Services & Support	Total
Optical Networking Solutions	$210,489	$90,447	$300,936
Subscriber Solutions	295,541	35,237	330,778
Access & Aggregation Solutions	232,934	58,072	291,006
Total	$738,964	$183,756	$922,720

The following table disaggregates revenue by reportable segment and revenue category for the year ended December 31, 2023:

(In thousands)	Network Solutions	Services & Support	Total
Optical Networking Solutions	$407,123	$85,851	$492,974
Subscriber Solutions	263,192	34,516	297,708
Access & Aggregation Solutions	304,074	54,344	358,418
Total	$974,389	$174,711	$1,149,100

The aggregate amount of transaction price allocated to remaining performance obligations ("RPO") that have not been satisfied as of December 31, 2025 related to non-cancellable contractual maintenance agreements, non-cancellable contractual SaaS and subscription services, and non-cancellable hardware contracts amounted to $209.7 million. The Company will generally satisfy the remaining performance obligations as we transfer control of the products ordered or services to our customers, excluding maintenance services, which are satisfied over time.

The following table provides information about accounts receivable, contract assets and unearned revenue from contracts with customers:

(In thousands)	December 31, 2025	December 31, 2024
Accounts receivable	$210,687	$178,030
Contract assets(1)	$432	$631
Unearned revenue	$87,541	$52,701
Non-current unearned revenue	$27,143	$22,065

(1) Included in other receivables on the Consolidated Balance Sheets.

Accounts Receivable

The allowance for credit losses was $1.3 million as of December 31, 2025, and December 31, 2024, related to accounts receivable.

Receivables Purchase Agreement

On July 1, 2024, the Company entered into a receivables purchase agreement (the “Factoring Agreement”) with a third-party financial institution, which accelerates receivable collection and helps to better manage cash flow. Total accounts receivables factored as of the end of December 31, 2025, totaled $25.3 million net of $3.8 million retained pursuant to the Factoring Agreement in the reserve account. Total accounts receivables factored as of the end of December 31, 2024, totaled $18.3 million net of $3.7 million retained pursuant to the Factoring Agreement in the reserve account. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables.

During the years ended, December 31, 2025 and 2024, the Company received $169.1 million and $78.4 million, in cash proceeds from the Factoring Agreement, respectively. The cost of the Factoring Agreement totaled $1.4 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. The Company received $103.6 million in cash proceeds and incurred costs of $0.9 million from a previous receivables purchase agreement for the year ended December 31, 2023.

On December 19, 2023, the Company entered into a receivables purchase agreement (the “Prior Factoring Agreement”) with a third-party financial institution to replace a prior accounts receivable purchase agreement and to sell, on a revolving basis, undivided interests in the Company’s accounts receivable. The Prior Factoring Agreement provided for up to $40.0 million in borrowing capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The Prior Factoring Agreement qualified for treatment as a secured borrowing with a pledge of collateral under Accounting Standards Codification ("ASC") Topic 810, Consolidations. The receivables purchase agreement was terminated on July 1, 2024 and there were no secured borrowings under this agreement as of December 31, 2024. For the year ended December 31, 2024, the Company incurred program fee expenses of $0.6 million.

Contract Assets

No allowance for credit losses was recorded for the years ended December 31, 2025 and 2024, respectively, related to contract assets.

Unearned Revenue

Of the outstanding unearned revenue balances as of December 31, 2024, $50.5 million were recognized as revenue during the year ended December 31, 2025. Of the outstanding unearned revenue balances as of December 31, 2023, $50.5 million were recognized as revenue during the year ended December 31, 2024.

Note 3 – Stock-Based Compensation

2024 Stock Incentive Plans

At the annual meeting of stockholders held on May 8, 2024, the Company’s stockholders approved, upon recommendation of the Board of Directors, the adoption of the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (“2024 Employee Plan”) and the ADTRAN Holdings, Inc. 2024 Directors Stock Plan (“2024 Directors Plan”). No additional awards may be granted under the Company’s previous stock incentive plans, including the 2020 Employee Stock Incentive Plan, the 2020 Directors Stock Plan, or the 2015 Employee Stock Incentive Plan. Outstanding awards granted under the Company's prior equity incentive plans will remain subject to the terms of such applicable plans, and shares under such plans that are cancelled or forfeited will be available for issuance under the 2024 Employee Plan or the 2024 Directors Plan, as applicable.

Under the 2024 Employee Plan, the Company is authorized to issue 4.0 million shares of common stock to certain employees, key service providers and advisors through incentive stock options, non-qualified stock options, stock appreciation rights, RSUs and restricted stock, any of which may be subject to performance-based conditions. RSUs and restricted stock granted under the 2024 Employee Plan will typically vest pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date. Stock options granted under the 2024 Employee Plan will typically become exercisable beginning after one year of continued employment, normally pursuant to a four-year vesting schedule beginning on the first anniversary of the grant date and have a ten-year contractual term. Stock options, RSUs and restricted stock granted under the 2024 Employee Plan reduce the shares authorized for issuance under the 2024 Employee Plan by one share of common stock for each share underlying the award. Forfeitures, cancellations and expirations of awards granted under the prior employee stock incentive plans increase the shares authorized for issuance under the 2024 Employee Plan by one share of common stock for each share underlying the award.

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

As of December 31, 2025, 4.7 million shares were available for issuance pursuant to awards that may be made in the future under stockholder-approved equity plans.

For the years ended December 31, 2025, 2024 and 2023, stock-based compensation expense was $10.1 million, $16.0 million and $16.4 million respectively.

The following table summarizes stock-based compensation expense related to stock options, PSUs, RSUs and restricted stock for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Stock-based compensation expense included in cost of revenue	$986	$1,142	$1,293
Selling, general and administrative expenses	5,971	11,058	11,066
Research and development expenses	3,105	3,788	4,022
Stock-based compensation expense included in operating expenses	9,076	14,846	15,088
Total stock-based compensation expense	10,062	15,988	16,381
Tax benefit for expense associated with stock based compensation	(1,267)	(1,976)	(3,837)
Total stock-based compensation expense, net of tax	$8,795	$14,012	$12,544

PSUs, RSUs and Restricted stock

The following table summarizes the activity related to our PSUs, RSUs and restricted stock for the year ended December 31, 2025:

	Number of shares (In thousands)	Weighted Average Grant Date Fair Value (Per Share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2024	2,335	$13.22
PSUs, RSUs and restricted stock granted	1,308	$10.33
PSUs, RSUs and restricted stock vested	(572)	$12.70
PSUs, RSUs and restricted stock forfeited	(1,104)	$13.87
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2025	1,967	$10.70

The fair value of PSUs with performance conditions, RSUs and restricted stock is equal to the closing price of the Company's stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

The following table details the significant assumptions that impact the fair value estimate of the market-based PSUs:

	2025	2024	2023
Estimated fair value per share	$12.32	$8.29	$19.26
Expected volatility	55.09%	51.34%	51.52%
Risk-free interest rate	4.22%	4.12%	3.93%
Expected dividend yield	—	—	2.55%

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

As of December 31, 2025, total unrecognized compensation expense related to the non-vested portion of market-based PSUs, RSUs and restricted stock was approximately $13.1 million, which is expected to be recognized over an average remaining recognition period of 2.4 years. Unrecognized compensation expense will be adjusted for actual forfeitures as they occur.

Stock Options

The following table summarizes the activity related to our stock options for the year ended December 31, 2025:

	Number of Options (In thousands)	Weighted Average Exercise Price (Per share)	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)
Stock options outstanding, December 31, 2024	2,944	$9.86	4.98	$3,762
Stock options exercised	(273)	$6.70
Stock options forfeited	(233)	$14.65
Stock options expired	(426)	$14.01
Stock options outstanding, December 31, 2025	2,012	$8.86	4.81	$3,559
Stock options exercisable, December 31, 2025	1,828	$7.83	4.95	$3,559

As of December 31, 2025, there was $0.1 million of unrecognized compensation expense related to stock options which will be recognized over the remaining weighted-average period of 0.4 years. No stock options were granted during 2025.

The determination of the fair value of stock options was estimated using the Monte Carlo method and is affected by the historical volatility of its stock price, as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate. The stock option pricing model requires the use of several assumptions that impact the fair value estimate. These variables include, but are not limited to, the volatility of the Company's stock price and employee exercise behaviors.

All of the options were previously issued at exercise prices that approximated fair market value at the date of grant.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. The amount of aggregate intrinsic value was $3.6 million as of December 31, 2025, which will change based on the fair market value of the Company's stock. The total pre-tax intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $0.8 million and $0.3 million, respectively.

The following table further describes our stock options outstanding as of December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (Per Share)	Options Outstanding at December 31, 2025 (In thousands)	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price (Per Share)	Options Exercisable at December 31, 2025 (In thousands)	Weighted Average Exercise Price
$5.23 – $5.23	959	7.83	$5.23	959	$5.23
$5.24 – $8.58	329	1.07	$7.95	329	$7.95
$8.59 – $12.17	496	2.02	$12.10	496	$12.10
$12.18 – $19.08	228	3.27	$18.34	44	$15.31
	2,012			1,828

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

Note 4 – Investments

The Company’s cash equivalents and investments held at fair value are categorized into this hierarchy as follows:

		Fair Value Measurements as of December 31, 2025 Using
(In thousands)	Classification	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	Cash and cash equivalents	$245	$245	$—	$—
Marketable equity securities
Marketable equity securities - various industries	Long-term investments	1,022	1,022	—	—
Deferred compensation plan assets	Short-term investments - deferred compensation	35,174	35,174	—	—
Total		$36,441	$36,441	$—	$—

		Fair Value Measurements as of December 31, 2024 Using
(In thousands)	Classification	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	Cash and cash equivalents	$5,538	$5,538	$—	$—
Marketable equity securities
Marketable equity securities - various industries	Long-term investments	1,068	1,068	—	—
Deferred compensation plan assets	Long-term investments	30,991	30,991	—	—
Total		$37,597	$37,597	$—	$—

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

Note 5 – Inventory

As of December 31, 2025 and 2024, inventory, net was comprised of the following:

(In thousands)	2025	2024
Raw materials	$78,230	$106,384
Work in process	12,801	9,724
Finished goods	124,705	145,449
Total Inventory, net	$215,736	$261,557

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age and market conditions.

During the year ended December 31, 2024, the company recorded an inventory write-down of $8.6 million, as a result of a strategy shift which included discontinuance of certain product lines in connection with the Business Efficiency Program of which $4.1 million relates to inventory write-downs and $4.5 million relates to other charges all of which are included in cost of revenue in the Consolidated Statements of Loss. In connection with the Company’s restructuring efforts, during the year ended December 31, 2023, management determined that there would be a discontinuation of product lines in the Network solutions segment and, as a result, wrote-down related inventories of $24.3 million, which is included in cost of revenue in the Consolidated Statements of Loss.

Note 6 – Property, Plant and Equipment, net

As of December 31, 2025 and 2024, property, plant and equipment, net was comprised of the following:

(In thousands)	2025	2024
Engineering and other equipment	$131,665	$184,694
Building	52,586	50,871
Computer hardware and software	109,703	113,241
Building and land improvements	43,271	39,979
Furniture and fixtures	19,287	20,994
Land	3,073	2,989
Total Property, Plant and Equipment	359,585	412,768
Less: accumulated depreciation	(235,201)	(306,314)
Total Property, Plant and Equipment, net	$124,384	$106,454

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value. During the years ended December 31, 2025 and 2024, no impairment charges were recognized.

Depreciation expense was $30.3 million, $27.7 million and $30.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Consolidated Statements of Loss.

Assets Held For Sale

On December 31, 2025, the Company determined that it continues to meet the held for sale criteria pursuant to ASC 360, "Impairment and Disposal of Long-Live Assets" on a portion of the Company's property located at its Huntsville, Alabama campus and ceased recording depreciation on the assets. The Company continues to assess the probability that the sale of its headquarters in Huntsville will occur and has determined it is probable of occurring in the next twelve months.

The total carrying value of assets held for sale was $11.9 million as of December 31, 2025 and 2024 and is separately recorded on the balance sheet.

Note 7 – Leases

We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. As of December 31, 2025, our operating leases had remaining lease terms of 1 month to 155 months, some of which included options to extend the leases for up to one year, and some of which included options to terminate the leases within three months. Supplemental balance sheet information related to operating leases is as follows:

		December 31,	December 31,
(In thousands)	Classification	2025	2024
Assets
Operating lease assets	Other non-current assets	$32,072	$30,342
Total lease asset		$32,072	$30,342

Liabilities
Current operating lease liability	Accrued expenses and other liabilities	$7,092	$7,154
Non-current lease obligations	Non-current lease obligations	27,000	25,925
Total lease liability		$34,092	$33,079

Lease expense related to short-term leases was approximately $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Consolidated Statements of Loss. Lease expense related to variable lease payments that do not depend on an index or rate, such as real estate taxes and insurance reimbursements, was $0.1 million, $0.3 million and $0.7 million for the year ended December 31, 2025, 2024 and 2023, respectively.

The components of lease expense included in the Consolidated Statements of Loss were as follows:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Cost of revenue	$40	$150	$163
Research and development expenses	51	412	990
Selling, general and administrative expenses	9,674	9,213	9,708
Total operating lease expense	$9,765	$9,775	$10,861

As of December 31, 2025, operating lease liabilities by future maturity, included on the Consolidated Balance Sheet were as follows:

(In thousands)	Amount
2026	$9,395
2027	8,376
2028	7,885
2029	3,884
2030	3,236
Thereafter	10,648
Total lease payments	$43,424
Less: Interest	(9,332)
Present value of lease liabilities	$34,092

Future operating lease payments include $6.4 million related to options to extend lease terms that are reasonably certain of being exercised. There are no legally binding leases that have not yet commenced.

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

	As of December 31,
Weighted average remaining lease term (years)	2025	2024
Operating leases with USD functional currency	6.8	7.3
Operating leases with EUR functional currency	6.5	5.9
Weighted average discount rate
Operating leases with USD functional currency	3.90%	3.64%
Operating leases with EUR functional currency	7.11%	4.50%

Note 8 – Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2025 and December 31, 2024 are as follows:

(In thousands)	Network Solutions	Services & Support	Total
As of December 31, 2023	$301,766	$56,384	$358,150
Goodwill impairment	(295,298)	—	(295,298)
Foreign currency translation adjustments	(6,468)	(3,466)	(9,934)
As of December 31, 2024	$—	$52,918	$52,918
Foreign currency translation adjustments	—	7,065	7,065
As of December 31, 2025	$—	$59,983	$59,983

The Company’s annual impairment test date was October 1, 2025. Based on our analysis, management concluded that there was no impairment of goodwill as of that date. Between the annual impairment date of October 1, 2025 and year-end December 31, 2025, there were no triggering events.

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

The gross amount of accumulated goodwill impairment losses as of December 31, 2025 and 2024 total $297.4 million for our Network Solutions reporting unit and $37.9 million for our Services & Support reporting unit.

Note 9 – Intangible Assets, net

Intangible assets as of December 31, 2025 and 2024, consisted of the following:

		2025			2024
(In thousands)	Weighted Average Useful Life (in years)	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Customer relationships	11.0	$56,244	$(25,306)	$30,938	$51,165	$(18,778)	$32,387
Backlog	1.7	61,081	(61,081)	—	53,839	(52,258)	1,581
Developed technology	7.5	429,329	(168,073)	261,256	346,923	(99,588)	247,335
Licensed technology	9.0	5,900	(5,108)	792	5,900	(4,452)	1,448
Licensing agreements	8.5	560	(446)	114	560	(407)	153
Trade names	2.8	31,598	(30,651)	947	27,851	(25,862)	1,989
Total		$584,712	$(290,665)	$294,047	$486,238	$(201,345)	$284,893

Intangible assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred. During the first quarter of 2024, qualitative factors such as a decrease in the Company’s market capitalization, cautious service provider spending due to economic uncertainty and continued customer inventory adjustments triggered a quantitative reassessment of our estimated future undiscounted cash flows for the Network Solutions asset group. The significant inputs and assumptions used in the determination of the cash flows expected to be generated by the asset group, requires significant judgment and the use of estimates and assumptions related to revenue growth rates, EBITDA margins, peer group determination, and disposition exit multiple. The Company determined that our estimated future undiscounted cash flows exceeded the carrying value of our asset groups. No impairment losses of intangible assets were recorded during the years ended December 31, 2025, 2024 and 2023.

During the year ended December 31, 2025, the Company acquired $38.8 million of developed technology assets with a weighted average amortization period of three years and with no expected residual value.

Amortization expense was $62.9 million, $63.0 million and $82.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Consolidated Statements of Loss.

As of December 31, 2025, estimated future amortization expense of intangible assets was as follows:

As of
(In thousands)	December 31, 2025
2026	$68,285
2027	63,081
2028	54,148
2029	47,084
2030	45,249
Thereafter	16,200
Total	$294,047

Note 10 – Credit Agreement

The carrying amounts of the Company's revolving credit agreement in its Consolidated Balance Sheets were as follows:

	As of December 31,
(In thousands)	2025	2024
Wells Fargo credit agreement	$25,000	$189,576
Total non-current revolving credit facility	$25,000	$189,576

As of December 31, 2025 and 2024, the estimated fair value of our revolving credit agreement, approximates the carrying value. As of December 31, 2025 and 2024, the weighted average interest rate on our revolving credit agreement was 8.98% and 8.64%, respectively.

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

As of December 31, 2025, the Amended Credit Agreement provided for a secured revolving credit facility of up to $350.0 million of borrowings, $50.0 million of which is solely available to the German Borrower.

As of December 31, 2025, the Company’s borrowings under the revolving line of credit were $25.0 million. The credit facilities provided under the Amended Credit Agreement mature in July 2027, but the U.S. Borrower may request extensions subject to customary conditions. In addition, the U.S. Borrower may utilize up to $50.0 million of the $350.0 million total revolving facility for the issuance of letters of credit. As of December 31, 2025, the U.S. Borrower had a total of $5.8 million in letters of credit under the Amended Credit Agreement, leaving a net amount (after giving effect to the $25.0 million of outstanding borrowings described above) of $319.2 million available for future borrowings, based on debt covenant compliance metrics. Any future credit extensions under the Amended Credit Agreement are subject to customary conditions precedent. The proceeds of any loans may be used as described above, as well as for working capital and other general corporate purposes.

Moreover, the Amended Credit Agreement provides for a sublimit under the existing $350.0 million revolving commitments in an aggregate amount of $50.0 million (“Subline”), which Subline is available for borrowings by the German Borrower. The Company had no borrowings under the Subline as of December 31, 2025. The existing swing line sublimit and letter of credit sublimit under the Amended Credit Agreement remain available to the U.S. Borrower (and not to the German Borrower). Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Amended Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

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

The Company made certain representations and warranties to the lenders in the Amended Credit Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a “Springing Covenant Period,” as defined below) and a Consolidated Fixed Charge Coverage Ratio of 1.25x (as such ratios are defined in the Amended Credit Agreement). A “Springing Covenant Event” occurs when at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of August 9, 2023 have been tendered and purchased by the Company. Upon the occurrence of a Springing Covenant Event, the Company will enter a “Springing Covenant Period”, defined as the fiscal quarter in which a Springing Covenant Event occurs and the three (3) consecutive fiscal quarters thereafter. During a Springing Covenant Period, the Company’s leverage ratios are increased. In addition, the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.

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

Note 11 – Convertible Senior Notes and Capped Calls

The outstanding principal and carrying value of the convertible senior notes were as follows:

As of
(In thousands)	December 31, 2025
Convertible senior notes	$201,250
Less: unamortized debt issuance costs	(8,212)
Non-current convertible senior notes, net of debt issuance costs	$193,038

The estimated fair value of the 2030 Notes was $217.5 million as of December 31, 2025. The estimated fair value of the 2030 Notes, based on Level 2 inputs of the valuation hierarchy, were determined based on the quoted bid prices of the 2030 Notes in an over-the-counter market on the last trading day of the reporting period.

The effective interest rate of the 2030 Notes over their expected life is 4.7%. The following is a summary of interest expense for the 2030 Notes:

For the Year Ended
(In thousands)	December 31, 2025
Contractual interest	$2,150
Amortization of issuance costs	441
Total interest expense	$2,591

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

The Capped Calls are separate transactions and are not part of the terms of the 2030 Notes. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock and meet the requirements to be classified in equity and, as such, are not remeasured each reporting period. The premiums paid for the Capped Calls were included as a net reduction to additional paid-in capital within stockholders’ equity during the year ended December 31, 2025.

Note 12 – Income Taxes

The components of income tax expense for the years ended December 31, 2025, 2024 and 2023 are as follows:

(In thousands)	2025	2024	2023
Current
Federal	$1,042	$(1,456)	$2,545
State	458	575	26
International	7,340	2,645	10,004
Total Current	8,840	1,764	12,575

Deferred
Federal	142	357	46,672
State	17	(405)	6,607
International	(4,006)	5,624	(37,555)
Total Deferred	(3,847)	5,576	15,724
Total Income Tax Expense	$4,993	$7,340	$28,299

As further described in Note 1, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table presents the income taxes paid disaggregated by domestic, state and international taxes, with further disaggregation by jurisdiction in accordance with the guidance under ASU 2023-09.

(In thousands)	2025
Federal	$(436)
State	515
International
United Kingdom	1,607
India	977
Poland	618
Germany	497
Other	1,666
Total cash paid for income taxes, (net of refunds)	$5,444

During the years ended, December 31, 2024 and 2023, the Company paid cash for income taxes, net of refunds, of $6.7 million and $18.6 million, respectively.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09.

	2025
	Amount	Percentage
United States statutory tax rate	$(6,562)	21.0%
State and local income taxes, net of federal income tax effect (1)	378	(1.2)
Foreign tax effects:
Germany
Change in valuation allowance	8,899	(28.5)
Foreign rate differential	2,586	(8.3)
Trade tax	(6,073)	19.5
Adjustment of NOL deferred tax assets	1,548	(5.0)
Adjustment of deferred tax liabilities	441	(1.4)
Tax rate change	385	(1.2)
Other	527	(1.7)
India
Withholding tax	559	(1.8)
Other	61	(0.2)
United Kingdom
Audit assessment	814	(2.6)
Other	575	(1.8)
Other foreign jurisdictions	193	(0.6)
Effect of cross-border tax laws:
Gross GILTI inclusion	6,016	(19.3)
Subpart F income	1,506	(4.8)
Tax credits:
R&D credit	(4,338)	13.9
Changes in valuation allowances	(3,532)	11.3
Nontaxable or nondeductible items:
Section 162(m) limitation	488	(1.6)
Other	(167)	0.5
Other adjustments:
Transfer pricing	590	(1.9)
Other	99	(0.3)
Effective Tax Rate	$4,993	-16.0%

(1) State taxes in Texas and Colorado made up the majority (greater than 50%) of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory tax rate of 21% to the Company's effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09.

	2024	2023
Tax provision computed at the federal statutory rate	21.0%	21.0%
State income tax provision, net of federal benefit	0.1	1.3
Federal research credits	0.7	3.2
Foreign taxes	(0.0)	3.2
Tax-exempt income	0.0	0.1
Change in valuation allowance	(6.5)	(34.8)
Foreign tax credits	0.8	2.4
Stock-based compensation	(0.4)	(0.6)
Withholding taxes	(0.1)	0.0
Adtran Networks tax exempt income	0.0	1.4
Return to accrual	0.6	0.6
Global intangible low-taxed income ("GILTI")	(3.1)	(5.8)
Adtran Networks Goodwill Impairment	(13.8)	(4.6)
Other, net	(1.0)	0.4
Effective Tax Rate	(1.7)%	(12.1)%

Loss before income taxes for the years ended December 31, 2025, 2024 and 2023 is as follows:

(In thousands)	2025	2024	2023
U.S. entities	$2,943	$(71,684)	$(113,951)
International entities	(34,193)	(371,043)	(119,656)
Total	$(31,250)	$(442,727)	$(233,607)

Loss before income taxes for international entities reflects loss based on statutory transfer pricing agreements. This amount does not correlate to consolidated international revenue, which occurs in our U.S. entity.

Deferred income taxes on the Consolidated Balance Sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The significant components of current and non-current deferred taxes as of December 31, 2025 and 2024 consist of the following:

(In thousands)	2025	2024
Deferred tax assets:
Inventory	$14,025	$14,121
Accrued expenses	5,127	845
Deferred compensation	7,964	7,093
Stock-based compensation	1,942	1,770
Uncertain tax positions related to state taxes and related interest	—	105
Goodwill	2,971	3,001
Pensions	5,534	5,121
Foreign losses	85,427	73,162
State losses and credit carry-forwards	4,919	4,901
Federal loss and research carry-forwards	23,409	20,874
Lease liabilities	5,706	6,153
Capitalized research and development expenditures	27,441	43,574
Interest expense limitation	10,821	6,815
Valuation allowance	(124,451)	(115,694)
Total Deferred Tax Assets	70,835	71,841

Deferred tax liabilities:
Property, plant and equipment	(12,971)	(8,368)
Intellectual property	(59,750)	(67,923)
Right of use lease assets	(6,424)	(6,175)
Investments	(2,662)	(1,921)
Total Deferred Tax Liabilities	(81,807)	(84,387)
Net Deferred Tax Liabilities	$(10,972)	$(12,546)

As of December 31, 2025 and 2024, non-current deferred taxes reflected deferred taxes on net unrealized gains and losses on available-for-sale investments and deferred taxes on unrealized losses in our pension plan. The net change in non-current deferred taxes associated with these items, which resulted in a deferred tax benefit of $0.3 million and $0.2 million in 2025 and 2024, respectively, was recorded as an adjustment to other comprehensive income (loss), presented in the Consolidated Statements of Comprehensive Income (Loss).

The Company continually reviews the adequacy of our valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized in accordance with ASC 740, Income Taxes. Due to the decrease in revenue and profitability in 2023 and 2024 and all other positive and negative objective evidence considered as part of our analysis, our ability to consider other subjective evidence such as projections for future growth continues to be limited when evaluating whether our deferred tax assets will be realized. As such, the Company maintains its conclusion from 2024 that it is not more likely than not that our domestic deferred tax assets will be realized and a valuation allowance against certain domestic deferred tax assets remains through 2025. Additional valuation allowance was recorded against certain deferred tax assets on our foreign entities as not more likely than not realizable in the fourth quarter of 2024 and remains through 2025. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods in the event sufficient evidence is present to support a conclusion that it is more likely than not that all or a portion of our deferred tax assets will be realized.

As of December 31, 2025 and 2024, the Company had gross deferred tax assets totaling $113.5 million offset by a valuation allowance totaling $124.5 million and gross deferred tax assets totaling $103.1 million offset by a valuation allowance of $115.7 million, respectively. Of the current valuation allowance, $82.5 million was established against our domestic deferred tax assets and the remaining $42.0 million is related to foreign tax assets where we lacked sufficient future source of taxable income to realize those deferred tax assets. The change in our valuation allowance for the year ending December 31, 2025 was an increase of $8.8 million. The change in the valuation allowance was primarily related to the decrease in deferred tax liabilities remaining from the step up in book basis from purchase accounting and the increase in deferred tax assets associated with net operating losses and interest expense limitation during the year.

Supplemental balance sheet information related to deferred tax assets (liabilities) as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
(In thousands)	Deferred Tax Assets (Liabilities)	Valuation Allowance	Deferred Tax Assets (Liabilities), net
Domestic	$95,680	$(82,428)	$13,252
International	17,799	(42,023)	(24,224)
Total	$113,479	$(124,451)	$(10,972)

	December 31, 2024
(In thousands)	Deferred Tax Assets (Liabilities)	Valuation Allowance	Deferred Tax Assets (Liabilities), net
Domestic	$102,002	$(87,030)	$14,972
International	1,146	(28,664)	(27,518)
Total	$103,148	$(115,694)	$(12,546)

As of December 31, 2025 and 2024, the deferred tax assets for foreign and domestic loss carry-forwards, research and development tax credits, unamortized research and development costs and state credit carry-forwards totaled $141.2 million and $142.5 million, respectively. As of December 31, 2025, $30.1 million of these deferred tax assets will expire at various times between 2026 and 2041. The remaining deferred tax assets will either amortize through 2040 or carryforward indefinitely.

As of December 31, 2025 and 2024, respectively, our cash and cash equivalents were $95.7 million and $76.0 million. Of these amounts, our foreign subsidiaries held cash of $87.5 million and $52.6 million, respectively, representing approximately 91% and 78% of available short-term liquidity, which is used to fund ongoing liquidity needs of these subsidiaries. As part of our restructuring plan, the Company’s assertion on being indefinitely reinvested changed in a particular jurisdiction in a previous year. The Company has a hypothetical withholding tax liability of $0.4 million as of December 31, 2025 and 2024. The Company maintains its assertion in all other jurisdictions that it is indefinitely reinvesting its funds held in foreign jurisdictions outside of the U.S., except to the extent any of these funds can be repatriated without withholding tax. However, if all of these funds were repatriated to the U.S., or used for U.S. operations, certain amounts could be subject to tax. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the amount of funds subject to unrecognized deferred tax liability.

During 2025, 2024 and 2023, no income tax benefit or expense was recorded for stock options exercised as an adjustment to equity.

The change in the unrecognized income tax benefits for the years ended December 31, 2025, 2024 and 2023 were as follows:

(In thousands)	2025	2024	2023
Balance at beginning of period	$252	$989	$17,885
Increases for tax position related to:
Prior years	—	—	—
Current year	—	—	129
Decreases for tax positions related to:
Prior years	—	(121)	(17,025)
Expiration of applicable statute of limitations	—	(616)	—
Balance at end of period	$252	$252	$989

As of December 31, 2025, 2024 and 2023, our total liability for unrecognized tax benefits was $0.3 million, $0.3 million and $1.0 million, respectively, of which $0.3 million, $0.3 million and $1.0 million, respectively, would reduce our effective tax rate if we were successful in upholding all of the uncertain positions and recognized the amounts recorded. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. There were no accrued interest and penalties as of December 31, 2025 and 2024, and $0.1 million in accrued interest and penalties as of December 31, 2023.

We do not anticipate a single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date. We file income tax returns in the U.S. for federal and various state jurisdictions and several foreign jurisdictions. The Company's 2023 tax return is currently under audit by the Internal Revenue Service. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2019.

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
•
In Poland, the post-employment benefit plan is required due to statutory provisions. The plan is financed directly by the Company on a pay as you go basis.

The pension benefit plan obligations and funded status as of December 31, 2025 and 2024, were as follows:

(In thousands)	2025	2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$63,259	$67,897
Service cost	1,669	1,664
Interest cost	570	1,902
Actuarial gain - experience	(384)	(238)
Actuarial (gain) loss - assumptions	(3,334)	860
Benefit payments	(3,607)	(4,108)
Plan amendments	—	(874)
Participant contributions	439	429
Effects of foreign currency exchange rate changes	10,089	(4,273)
Projected benefit obligation at end of period	68,701	63,259
Change in plan assets:
Fair value of plan assets at beginning of period	54,490	55,218
Actual gain on plan assets	2,871	3,966
Contributions	1,314	1,288
Benefit payments	(2,185)	(2,244)
Effects of foreign currency exchange rate changes	7,853	(3,738)
Fair value of plan assets at end of period	64,343	54,490
Unfunded status at end of period	$(4,358)	$(8,769)

The accumulated benefit obligation was $67.9 million and $62.8 million as of December 31, 2025 and 2024, respectively. The increase in the accumulated benefit obligation, projected benefit obligation and the actuarial (gain)/loss was primarily attributable to the effect of exchange rates during the year partially offset by benefit payments to retirees.

The net amounts recognized in the Consolidated Balance Sheets for the unfunded pension liability as of December 31, 2025 and 2024 were as follows:

(In thousands)	Balance Sheet Location	2025	2024
Non-current pension asset	Other non-current assets	$2,291	$517
Current pension liability	Accrued wages and benefits	(372)	(303)
Non-current pension liability	Non-current pension liability	(6,277)	(8,983)
Total		$(4,358)	$(8,769)

The components of net periodic pension cost, other than the service cost component, are included in other income, net in the Consolidated Statements of Loss. The components of net periodic pension cost and amounts recognized in other comprehensive (loss) income for the years ended December 31, 2025, 2024 and 2023 were as follows:

(In thousands)	2025	2024	2023
Net periodic benefit cost:
Service cost	$1,669	$1,664	$1,579
Interest cost	570	1,902	1,851
Expected return on plan assets	(1,486)	(2,529)	(1,750)
Amortization of actuarial losses	11	28	26
Net periodic benefit cost	764	1,065	1,706
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	(3,631)	(1,640)	2,304
Amortization of actuarial gains (losses)	(419)	233	(145)
Amount recognized in other comprehensive (income) loss	(4,050)	(1,407)	2,159
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(3,286)	$(342)	$3,865

The amounts recognized in accumulated other comprehensive income as of December 31, 2025 and 2024 were as follows:

(In thousands)	2025	2024
Net actuarial gain (loss)	$2,226	$(1,824)

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

The weighted-average assumptions that were used to determine the net periodic benefit cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Discount rate	2.7%	2.8%	3.2%
Rate of compensation increase	1.7%	1.5%	2.2%
Expected long-term rates of return	4.8%	4.9%	4.8%

The weighted-average assumptions that were used to determine the benefit obligation as of December 31, 2025 and 2024:

	2025	2024
Discount rate	3.1%	2.7%
Rate of compensation increase	1.7%	1.5%

Actuarial gains and losses are recorded in accumulated other comprehensive income. To the extent unamortized gains and losses exceed 10% of the higher of the market-related value of assets or the projected benefit obligation, the excess is amortized as a component of net periodic pension cost over the remaining service period of active participants.

The Company anticipates making approximately $2.7 million in contributions to the pension plans in 2026.

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid to participants:

(In thousands)
2026	$3,839
2027	4,192
2028	3,697
2029	4,037
2030	3,481
2031 - 2035	19,368
Total	$38,614

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

We have categorized our cash equivalents and our investments held at fair value into this hierarchy as follows:

	Fair Value Measurements at December 31, 2025 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,757	$1,757	$—	$—
Available-for-sale securities
Bond funds	20,826	19,431	1,394	—
Equity funds	25,333	25,016	317	—
Other funds	8,538	7,313	1,225	—
Real estate funds	7,889	1,382	2,636	3,872
Available-for-sale securities	62,586	53,142	5,572	3,872
Total	$64,343	$54,899	$5,572	$3,872

	Fair Value Measurements at December 31, 2024 Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$753	$753	$—	$—
Available-for-sale securities
Bond funds	18,058	16,867	1,191	—
Equity funds	21,376	21,183	193	—
Other funds	7,406	6,089	1,317	—
Real estate funds	6,897	1,737	2,106	3,054
Available-for-sale securities	53,737	45,876	4,807	3,054
Total	$54,490	$46,629	$4,807	$3,054

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

401(k) Savings Plans

We maintain the Adtran, Inc. 401(k) Retirement plan and the Adtran Networks 401(k) Retirement Plan (the “Savings Plans”) for the benefit of eligible employees. The Savings Plans are intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and is intended to be a “safe harbor” 401(k) plan under Code Section 401(k)(12). The Savings Plans allows employees to save for retirement by contributing part of their compensation to the plan on a tax-deferred basis. The Savings Plans also requires us to contribute a “safe harbor” amount each year. In our legacy ADTRAN, Inc. plan, we match up to 4% of employee contributions (100% of an employee’s first 3% of contributions and 50% of their next 2% of contributions), beginning on the employee’s one-year anniversary date. All matching contributions under the legacy ADTRAN, Inc. Savings Plan vest immediately. In our legacy Adtran Networks plan, we match up to 1.5% of employee contributions (25% of an employee's first 6% of contributions). All matching contributions under the legacy Adtran Networks Savings Plan vest ratably over five years beginning on the employee's one-year anniversary date. In addition, under the legacy Adtran Networks plan, an annual matching employer contribution is made which is based on the Company's achievement against a yearly relative Pro-forma EBIT target which can range from no additional match up to an additional 50% match. In calculating our matching contributions, compensation up to the statutory maximum under the Code is used ($350,000 for 2025). Employer contribution expense and plan administration costs for both Savings Plans amounted to approximately $3.6 million, $3.5 million and $4.2 million in 2025, 2024 and 2023, respectively.

In June 2024, the Company identified that within our Adtran, Inc. 401(k) plan for the year ended December 31, 2023, that deferrals and matching contributions should have been applied to vested equity award amounts in accordance with the plan documents. As such, we filed a voluntary correction program (“VCP”) application with the IRS and the Company is still in negotiations with the IRS regarding the appropriate corrective actions for this failure. Nonetheless, based on the current facts and circumstances surrounding the VCP negotiations, it appears likely that any corrective action to be approved by the IRS are reasonably estimated to total $1.4 million and have been accrued during the period ended December 31, 2025.

Deferred Compensation Plans

We have maintained two deferred compensation programs for certain executive management employees. On November 3, 2025 (the “Termination Date”), in an effort to streamline the benefits offered to members of management and other key employees, the Company terminated its Deferred Compensation Program for Employees (the “Deferred Compensation Plan”) and its Equity Deferral Program for Employees (the "Equity Deferral Program") together with the Deferred Compensation Plan, (the “Plans”). The Company has also terminated its deferred compensation plans for its non-employee directors. The payment of all benefits to each Plan’s participants and beneficiaries will be in the form of lump sum or installment distributions which are expected to occur prior to December 31, 2026, but can occur no earlier than twelve (12) months and no later than twenty-four (24) months following the Termination Date (the “Liquidation Date”). Distributions of amounts that are set to occur prior to the Liquidation Date will be made as scheduled under the terms of each Plan. Until the Liquidation Date, each of the Plans will continue to operate in the ordinary course, except that no new deferrals will be credited to the participants for compensation earned after the Termination Date.

The Deferred Compensation Plan was offered as a supplement to our tax-qualified 401(k) plan and was available to certain executive management employees who have been designated by our Board of Directors. The Equity Deferral Program allowed participants to elect to defer all or a portion of their vested PSUs and RSUs to the plan. Such deferrals continue to be held and deemed to be invested in shares of Adtran stock unless and until the amounts are distributed or such deferrals are moved to another deemed investment pursuant to an election made by the participant.

The Company has set aside the plan assets for all plans in a rabbi trust (the “Trust”) and all contributions are credited to bookkeeping accounts for the participants. The Trust assets are subject to the claims of our creditors in the event of bankruptcy or insolvency. The assets of the Trust are deemed to be invested in pre-approved mutual funds as directed by each participant and the participant’s bookkeeping account is credited with the earnings and losses attributable to those investments. The fair value of the assets held by the Trust and the amounts payable to the plan participants as of December 31, 2025 and 2024 were as follows:

(In thousands)	2025	2024
Fair Value of Plan Assets
Short term investments - deferred compensation plans	$35,174	$—
Long-term investments	—	30,991
Total Fair Value of Plan Assets	$35,174	$30,991
Amounts Payable to Plan Participants
Deferred compensation liability	$37,447	$—
Non-current deferred compensation liability	—	33,203
Total Amounts Payable to Plan Participants	$37,447	$33,203

Because the plans have been terminated and all assets will be liquidated or distributed to the plan participants within one year, the plan assets and liabilities have been reclassified to short-term as of December 31, 2025.

The Trust held $2.3 million of common stock in the Company as of December 31, 2025 and 2024. Shares of the Company held by the Trust are recorded at cost and classified as treasury stock on the Consolidated Balance Sheet.

Interest and dividend income of the Trust are included in interest and dividend income in the accompanying 2025, 2024 and 2023 Consolidated Statements of Loss. Changes in the fair value of the plan assets held by the Trust have been included in other income, net in the accompanying 2025, 2024 and 2022 Consolidated Statements of Loss. Changes in the fair value of the deferred compensation liability are included as selling, general and administrative expense in the accompanying 2025, 2024 and 2023 Consolidated Statements of Loss. Based on the changes in the total fair value of the Trust’s assets, the Company recorded deferred compensation income in 2025, 2024 and 2023 of $3.0 million, $3.4 million and $3.0 million, respectively.

Note 14 – Equity

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by components of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Adjustments	ASU 2018-02 Adoption (1)	Total
Balance as of December 31, 2022	$(836)	$(1,016)	$27,593	$385	$26,126
Other comprehensive (loss) income before reclassifications	734	(1,590)	22,822	—	21,966
Amounts reclassified from accumulated other comprehensive (loss) income	(280)	100	—	—	(180)
Net current period other comprehensive income (loss)	454	(1,490)	22,822	—	21,786
Less: Other comprehensive income attributable to non-controlling interest, net of tax	—	—	382	—	382
Balance as of December 31, 2023	(382)	(2,506)	50,033	385	47,530
Other comprehensive (loss) income before reclassifications	(160)	1,640	(37,755)	—	(36,275)
Amounts reclassified from accumulated other comprehensive income (loss)	160	(161)	—	—	(1)
Net current period other comprehensive income (loss)	—	1,479	(37,755)	—	(36,276)
Balance as of December 31, 2024	(382)	(1,027)	12,278	385	11,254
Other comprehensive income (loss) before reclassifications	1	3,691	63,513	—	67,205
Amounts reclassified from accumulated other comprehensive (loss) income	(1)	419	—	—	418
Net current period other comprehensive income	—	4,110	63,513	—	67,623
Balance as of December 31, 2025	$(382)	$3,083	$75,791	$385	$78,877

(1) With the adoption of ASU 2018-02 on January 1, 2019, stranded tax effects related to the Tax Cuts and Jobs Act of 2017- were reclassified to retained earnings.

The following tables present the details of reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	For the year ended December 31,
Details about Accumulated Other Comprehensive (Loss) Income Components	2025	2024	2023	Affected Line Item in the Statement Where Net Loss Is Presented
Unrealized gains (loss) on available-for-sale securities:
Net realized (loss) gain on sales of securities	$(1)	$216	$(378)	Net investment gain
Defined benefit plan adjustments – actuarial gain (loss)	419	(233)	145	Other (expense) income
Total reclassifications for the period, before tax	418	(17)	(233)
Tax expense	—	16	53
Total reclassifications for the period, net of tax	$418	$(1)	$(180)

The following tables present the tax effects related to the change in each component of other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023:

	2025
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains on available-for-sale securities	$1	$—	$1
Reclassification adjustment for amounts related to available-for-sale investments included in net loss	(1)	—	(1)
Defined benefit plan adjustments	3,631	60	3,691
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income	419	—	419
Foreign currency translation adjustment	63,513	—	63,513
Total Other Comprehensive Income	$67,563	$60	$67,623

	2024
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized (loss) gains on available-for-sale securities	$(216)	$56	$(160)
Reclassification adjustment for amounts related to available-for-sale investments included in net income (loss)	216	(56)	160
Defined benefit plan adjustments	1,640	—	1,640
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) income	(233)	72	(161)
Foreign currency translation adjustment	(37,755)	—	(37,755)
Total Other Comprehensive Loss	$(36,348)	$72	$(36,276)

	2023
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gains (loss) on available-for-sale securities	$992	$(258)	$734
Reclassification adjustment for amounts related to available-for-sale investments included in net (loss) income	(378)	98	(280)
Defined benefit plan adjustments	(2,304)	714	(1,590)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net income (loss)	145	(45)	100
Foreign currency translation adjustment	22,822	—	22,822
Total Other Comprehensive Income	$21,277	$509	$21,786

Note 15 – Redeemable Non-Controlling Interest

As of December 31, 2025 and 2024, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 29.2% and 33.0%, respectively.

The following table summarizes the redeemable non-controlling interest activity for the year ended December 31, 2025 and 2024:

	For the year ended December 31,
(In thousands)	2025	2024
Balance at beginning of period	$422,943	$443,327
Redemption of redeemable non-controlling interests	(49,615)	(20,384)
Net income attributable to redeemable non-controlling interests	9,413	9,824
Annual recurring compensation earned	(9,413)	(9,824)
Balance at end of period	$373,328	$422,943

Annual Recurring Compensation payable on untendered outstanding shares under the DPLTA must be recognized as it is accrued. For the years ended December 31, 2025 and 2024, we accrued $9.3 million and $9.8 million, respectively, representing the portion of the annual recurring cash compensation cash to the non-controlling shareholders during such periods. On July 1, 2025, the Company paid the Annual Recurring Compensation with respect to the 2024 fiscal year, which is paid annually after the ordinary general shareholders' meeting of Adtran Networks which was held on June 27, 2025. The 2025 Annual Recurring Compensation accrual will be paid after the ordinary general shareholders' meeting of Adtran Networks in 2026. See Note 1 for additional information on RNCI and the Annual Recurring Compensation.

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

The performance of these segments is evaluated based on revenue, gross profit and gross margin; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net investment gain, other (expense) income, net and income tax expense are reported on a Company-wide basis only. There is no inter-segment revenue. Asset information by reportable segment is not produced and, therefore, is not reported.

Revenue and Gross Profit

The following table presents information about revenue and gross profit of our reportable segments for each of the years ended December 31, 2025, 2024 and 2023:

	2025			2024			2023
(In thousands)	Revenue	Cost of Revenue	Gross Profit	Revenue	Cost of Revenue	Gross Profit	Revenue	Cost of Revenue	Gross Profit

Network Solutions	$896,911	$592,141	$304,770	$738,964	$525,817	$213,147	$974,389	$748,831	$225,558
Services & Support	186,896	76,711	110,185	183,756	72,739	111,017	174,711	69,142	105,569
Total	$1,083,807	$668,852	$414,955	$922,720	$598,556	$324,164	$1,149,100	$817,973	$331,127

For the years ended December 31, 2025, 2024 and 2023, $5.7 million, $6.1 million and $6.5 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the years ended December 31, 2025, 2024 and 2023, $0.1 million, $0.1 million and $20 thousand, respectively, of depreciation expense was included in gross profit for our Services & Support segment.

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

The following tables disaggregate our revenue by category for the years ended December 31, 2025, 2024 and 2023:

	2025
(In thousands)	Network Solutions	Services & Support	Total

Optical Networking Solutions	$281,771	$98,541	$380,312
Subscriber Solutions	336,297	32,779	369,076
Access & Aggregation Solutions	278,843	55,576	334,419
Total	$896,911	$186,896	$1,083,807

	2024
(In thousands)	Network Solutions	Services & Support	Total
Optical Networking Solutions	$210,489	$90,447	$300,936
Subscriber Solutions	295,541	35,237	330,778
Access & Aggregation Solutions	232,934	58,072	291,006
Total	$738,964	$183,756	$922,720

	2023
(In thousands)	Network Solutions	Services & Support	Total
Optical Networking Solutions	$407,123	$85,851	$492,974
Subscriber Solutions	263,192	34,516	297,708
Access & Aggregation Solutions	304,074	54,344	358,418
Total	$974,389	$174,711	$1,149,100

Additional Information

The following table presents revenue information by geographic area for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
United States	$480,750	$398,170	$460,985
United Kingdom	213,113	196,064	214,655
Germany	129,734	119,976	230,922
Other international	260,210	208,510	242,538
Total	$1,083,807	$922,720	$1,149,100

Customers comprising more than 10% of revenue can change from year to year. The Company had one customer comprising more than 10% of revenue in 2025, 2024 and 2023, respectively, at 14.2%, 12.1% and 10.4% and was included in both our Network Solutions and Services & Support segments. This customer accounted for $153.7 million, $111.8 million and $126.0 million in revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Other than those with more than 10% of revenue disclosed above, our next five largest customers can change, and have historically changed, from year-to-year. The next five largest customers combined represented 20%, 22% and 28% of total revenue in 2025, 2024 and 2023, respectively.

As of December 31, 2025, property, plant and equipment, net totaled $124.4 million, which included $49.3 million held in the U.S. and $75.1 million held outside the U.S. As of December 31, 2024, property, plant and equipment, net totaled $106.5 million, which included $46.3 million held in the U.S. and $60.2 million held outside the U.S. Property, plant and equipment, net is reported on a Company-wide, functional basis only.

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

As disclosed in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on May 20, 2025, we identified errors in our previously issued financial statements related to the historical accounting for certain inventory and cost of goods sold transactions (“Adjustment”). The affected periods included the annual periods ended December 31, 2023 and 2024 and the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024. In connection with the identification of the Adjustment, the Audit Committee oversaw an internal investigation into the circumstances surrounding the Adjustment and its impact on the Company’s historical financial statements. Based on the findings of the internal investigation, it was determined that the underlying errors giving rise to the Adjustment were not properly addressed in the Company’s previously filed financial statements as of and for the years ended December 31, 2024 and 2023 and were not communicated to the Audit Committee or the independent auditors prior to the filing of the initial Annual Report on Form 10-K for the year ended December 31, 2024. The Company has taken certain remedial actions to address the material weaknesses in its internal controls associated with these findings. On August 4, 2025, the Company received a letter from the Atlanta regional office of the SEC in connection with a non-public, fact-finding inquiry, requesting that we voluntarily provide information regarding the internal investigation. The Company is cooperating in response to the SEC’s inquiry and cannot predict the timing or outcome of the inquiry.

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

DPLTA Exit and Recurring Compensation Costs and the Absorption of Adtran Network's Annual Net Loss

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of December 31, 2025. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €303.9 million or approximately $357.0 million, based on an exchange rate as of December 31, 2025 and reflecting interest accrued through December 31, 2025 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the proceeding for the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.9 million (or $9.3 million based on the exchange rate as of December 31, 2025) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2024 fiscal year, Adtran Networks’ ordinary general shareholders' meeting occurred on June 27, 2025 and, therefore, the Annual Recurring Compensation was paid on July 1, 2025. With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for the second quarter of 2026, and the Annual Recurring Compensation will be due on the third banking day following the meeting. During the years ended December 31, 2025 and 2024, we accrued $9.3 million and $9.8 million, respectively, in Annual Recurring Compensation, which was reflected as an increase to retained deficit.

For the year ended December 31, 2025, 2.0 million shares, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of €40.2 million, or $46.6 million, based on exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the year ended December 31, 2024, 0.8 million shares of Adtran Networks shares were tendered to the Company. This resulted in Exit Compensation payments of €15.7 million or $17.4 million, based on an exchange rate as of December 31, 2024, being paid to Adtran Networks shareholders.

In addition, under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss applies to the net loss generated by Adtran Networks in 2025, and it will apply to any net loss generated by Adtran Networks in 2026.

Performance Bonds

Certain contracts, customers and jurisdictions in which the Company operates require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of December 31, 2025 and December 31, 2024, the Company had commitments related to these bonds totaling $22.4 million and $15.7 million, respectively, which expire at various dates through April 2029. In general the Company would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which the Company believes is remote.

Purchase Obligations

The Company purchases components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. Our inventory purchase obligations are for short-term product manufacturing requirements, as well as for obligations to suppliers to secure manufacturing capacity. Certain of our inventory purchase obligations with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. As of December 31, 2025, purchase obligations totaled $205.9 million.

Note 18 – Loss per Share

The calculations of basic and diluted loss per share for the years ended December 31, 2025, 2024 and 2023 are as follows:

(In thousands, except for per share amounts)	2025	2024	2023
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(45,656)	$(459,891)	$(268,852)
Effect of redemption of RNCI	4,085	2,981	—
Net loss attributable to ADTRAN Holdings, Inc. common stockholders	$(41,571)	$(456,910)	$(268,852)
Denominator
Weighted average number of shares – basic	79,742	78,928	78,416
Effect of dilutive securities:
Stock options	—	—	—
PSUs, RSUs and restricted stock	—	—	—
Weighted average number of shares – diluted	79,742	78,928	78,416
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(0.52)	$(5.79)	$(3.43)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.52)	$(5.79)	$(3.43)

The following potentially dilutive shares were excluded from the calculation of the diluted weighted average number of shares outstanding as the effect would have been anti-dilutive:

(In thousands)	2025	2024	2023
Convertible senior notes	4,931	—	—
Stock options	882	3,410	1,761
PSUs, RSUs and restricted stock	911	834	514

Note 19 – Restructuring

On November 6, 2023, due to the uncertainty around the then-current macroeconomic environment and its impact on customer spending levels, the Company’s management decided to implement a Business Efficiency Program targeting the reduction of ongoing operating expenses and focusing on capital efficiency. This included certain salary reductions, an early retirement program, a site consolidation plan to include lease impairments, inventory write downs from product discontinuances, and the suspension of the quarterly dividend. The Business Efficiency Program was completed as of December 31, 2024.

During the years ended December 31, 2024 and 2023, we recognized $44.7 million and $25.1 million, respectively, of costs related to the Business Efficiency Program. The costs recognized during the year ended December 31, 2024, included total other renegotiated charges and inventory write-down of $8.6 million as a result of a strategy shift which included discontinuance of certain items in connection with the Business Efficiency Program, of which, $4.1 million relates to inventory write-downs and $4.5 million relates to other charges, and are included in cost of revenue in the Consolidated Statements of Loss.

For the year ended December 31, 2023, we recognized $21.5 million of restructuring costs relating to the Business Combination under the multi-year integration program and synergy realization, respectively, that are included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Consolidated Statement of Loss.

A reconciliation of the beginning and ending restructuring liability, which is included in accrued wages and benefits and accrued expenses and other liabilities in the Consolidated Balance Sheets as of December 31, 2025 and 2024, is as follows:

(In thousands)	2025	2024
Balance at beginning of period	$10,336	$8,309
Plus: Amounts charged to cost and expense	(284)	40,545
Less: Amounts paid	(10,052)	(38,518)
Balance at end of period	$—	$10,336

Restructuring expenses included in the Consolidated Statements of Loss are for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Network solutions - cost of revenue	$—	$3,693	$2,910
Network solutions - inventory write-down	—	8,597	24,313
Services & support - cost of revenue	—	2,289	—
Cost of revenue	$—	$14,579	$27,223
Selling, general and administrative expenses	—	9,128	11,603
Research and development expenses	(284)	20,973	7,728
Total restructuring expenses	$(284)	$44,680	$46,554

The following table represents the components of restructuring expense by geographic area for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
United States	$—	$18,422	$34,629
International	(284)	26,258	11,925
Total restructuring expenses	$(284)	$44,680	$46,554

Note 20 – Subsequent Events

U.S. Tariff Update

On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on the Company's business. The Company continues to monitor and evaluate these developments and assess their potential impact on the Company’s business, financial condition, and results of operations.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2025.

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

Management assessed the effectiveness of Adtran’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in “Internal Control-Integrated Framework” (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined the following material weaknesses existed as of December 31, 2025:

•
Adtran did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting. This material weakness contributed to the following additional material weakness.
•
Adtran did not design and maintain effective controls over financial statement preparation, presentation and disclosure commensurate with its financial reporting requirements. Specifically, Adtran did not design and maintain effective controls over the presentation and disclosure of transactions, including non-controlling interest.

The material weaknesses resulted in the restatements and revisions to our consolidated financial statements for the years ended December 31, 2022, 2023, and 2024, as well as the condensed consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. The material weaknesses also resulted in material adjustments that were corrected prior to the issuance of the condensed consolidated financial statements for the quarterly period ended March 31, 2025. Additionally, these material weaknesses could result in misstatements of Adtran’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Because of these material weaknesses, management has concluded that Adtran did not maintain effective internal control over financial reporting as of December 31, 2025.

The effectiveness of Adtran's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this report.

Remediation of Previously Identified Material Weaknesses

As previously reported in our 2024 Form 10-K/A, management identified the following material weaknesses in our internal control over financial reporting, which have been remediated as of December 31, 2025:

•
Adtran did not design and maintain effective controls relating to communicating accurate information internally and with those charged with governance. This includes providing information pursuant to objectives, responsibilities and functions of internal control.
•
Adtran did not design and maintain effective controls to address the initial application of complex accounting standards and accounting of non-routine, unusual or complex events and transactions. Specifically, Adtran did not design and maintain effective controls to timely analyze and account for (i) non-controlling interest and (ii) a receivable purchase and servicing agreement.
•
Adtran did not design and maintain effective controls over an inventory suspense account. Specifically, certain inventory activity was not reviewed at a sufficient level of precision to identify the nature and aging of the individual inventory suspense account activity.

Following the identification of the material weaknesses and continuing throughout the year ended December 31, 2025, management executed its remediation plan through the following actions:

•
Adtran implemented and enhanced key internal controls and communication policies, training sessions for personnel on internal control expectations, a quarterly sub-certification process, and redesigned controls over the identification and review of contracts, transactions or arrangements that may result in a financial obligation to remediate the material weakness relating to the communication of accurate information internally and with those charged with governance.
•
Adtran implemented redesigned controls over the identification and review of contracts, transactions or arrangements that may result in a financial obligation including the use of an accounting or reporting third-party advisor as needed to ensure proper presentation of these items within its consolidated financial statements to remediate the material weaknesses relating to accounting for non-routine, unusual or complex events and transactions for non-controlling interest and the receivable purchase and servicing agreement.
•
Adtran redesigned the reconciliation control specific to the inventory suspense account and enhanced its review procedures (including review of aged items and training sessions for personnel on reconciliation procedures) to remediate the material weakness relating to maintaining effective controls over that account.

As a result of the actions taken above, management has determined that the controls were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that these material weaknesses in internal control over financial reporting have been remediated as of December 31, 2025.

Management’s On-Going Remediation Efforts

As previously reported in our 2024 Form 10-K/A, management identified material weaknesses in our internal control over financial reporting, two of which continue to exist as of December 31, 2025, as disclosed above. Management has made and continues to make progress towards remediating these material weaknesses. Remediation of the material weaknesses and strengthening our internal control environment is a top priority.

To remediate the material weaknesses in Adtran’s internal control over financial reporting related to the risks of material misstatement and financial statement preparation, presentation and disclosure of transactions, including non-controlling interest, Adtran completed the following activities during the second half of 2025:

•
The global identification and reassessment of all key risks, processes and controls.
•
Increased training and awareness of control activities, and increased scrutiny of control performance and documentation standards.

•
Hired additional resources, enhancing global leadership in the Accounting function, and strengthening the overall technical skill set and capacity.
•
Adtran enhanced existing controls over the review of Adtran’s consolidated financial statements, and in the fourth quarter of 2025 completed the implementation of additional financial statement review controls.

Adtran’s management believes that the continued operation of the activities outlined above in subsequent reporting periods will be effective in remediating such material weaknesses. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded that, through testing, these controls are operating effectively.

Changes in Internal Control over Financial Reporting

The fourth quarter remediation activities described above are the only changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) Dr. Christoph Glingener, our Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) on December 12, 2025. Dr. Glingener’s trading arrangement covers the exercise of 148,392 stock options and the sale of the underlying shares of the Company’s common stock, and it is scheduled to terminate on the earlier of (i) December 31, 2026 and (ii) the date that all such options are exercised and the underlying shares are sold.

Other than as disclosed above, during the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

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

Other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from Adtran’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A.

Insider Trading Policy

We have adopted the ADTRAN Holdings, Inc. Insider Trading Policy (the “Insider Trading Policy”), which governs the purchase, sale and other disposition of our securities by our directors, officers, managers, employees, independent contractors, and consultants, and by the Company. The Insider Trading Policy is designed to promote compliance with U.S. federal and state securities laws, rules and regulations, as well as European Regulation No. 596/2014 and the applicable rules and regulations of The Nasdaq Stock Market, LLC, with respect to the purchase, sale and/or disposition of the Company’s securities (and the securities of other companies in certain circumstances). The Insider Trading Policy addresses the implementation of certain trading blackout periods in the Company’s securities for Company insiders. A copy of the Insider Trading Policy is filed as Exhibit 19 to this 2025 Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2025, including the 2015 Employee Plan and the 2020 Employee Plan (collectively, the “Prior Plans”), the 2024 Employee Stock Incentive Plan (“2024 Employee Plan”) and the 2024 Directors Stock Plan (“2024 Directors Plan”) (collectively, the “Plans”). Each of the Plans has been approved by our stockholders.

(In thousands)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Plan Category
Equity compensation plans approved by stockholders	2,012	$8.86	4,733
Equity compensation plans not approved by stockholders	—	—	—
Total	2,012	$8.86	4,733

(1) Excludes 0.4 million of target PSUs and 1.5 million of time-based RSUs outstanding under our 2024 Employee Plan. The outstanding stock options have a weighted average remaining term of 4.8 years.

(2) Represents 4.2 million shares of common stock available for future issuance pursuant to the 2024 Employee Plan and 0.5 million shares of common stock available for future issuance pursuant to the 2024 Directors Plan. Following the stockholders’ approval of the 2024 Employee Plan and the 2024 Directors Plan were approved by the stockholders, we are no longer making any future grants under the Prior Plans, but certain shares underlying awards that are forfeited, cancelled or terminated under the Prior Plans will again be available for issuance under the 2024 Employee Plan and the 2024 Directors Plan, as applicable.

The other information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2026 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2026 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from the 2026 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of This Report.

1. Consolidated Financial Statements

The consolidated financial statements of Adtran and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Loss for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

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

2.1

Business Combination Agreement, dated August 30, 2021, by and among ADTRAN Holdings, Inc., Acorn HoldCo, Inc., Acorn MergeCo, Inc. and Adtran Networks SE (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed August 30, 2021)

3.1	Amended and Restated Certificate of Incorporation of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed July 8, 2022)

3.2	Second Amended and Restated Bylaws of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed October 24, 2023)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed March 3, 2025)

4.2

Indenture, dated as of September 19, 2025, between ADTRAN Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed September 22, 2025)

4.3

Form of certificate representing the 3.75% convertible senior notes due 2030 (included as Exhibit A to Exhibit 4.2, which is incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed September 22, 2025)

10.1		Management Contracts and Compensatory Plans:

	(a)	ADTRAN Holdings, Inc. 2015 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 15, 2015)

	(b)	Summary of Terms of Assumed Options (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed July 11, 2022)

	(c)*	ADTRAN Holdings, Inc. Deferred Compensation Program for Employees, as amended and restated, effective as of July 15, 2022

	(d)*	ADTRAN Holdings, Inc. Deferred Compensation Program for Directors, as amended and restated, effective as of July 15, 2022

	(e)*	ADTRAN Holdings, Inc. Equity Deferral Program for Employees, as amended and restated, effective as of July 15, 2022

	(f)*	ADTRAN Holdings, Inc. Equity Deferral Program for Directors, as amended and restated, effective as of July 15, 2022

	(g)	Amended and Restated ADTRAN Holdings, Inc. 2020 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(t) to the Company's Form 10-K filed March 1, 2023)

(h)

Form of Notice Letter with respect to RSU and PSU awards under the ADTRAN Holdings, Inc. 2020 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 (ae) to the Company's Form 10-K filed February 26, 2021)

	(i)	Form of Stock Option Award Agreement under the ADTRAN, Inc. 2020 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed December 5, 2023)

(j)

Form of Market-Based Performance Stock Unit Agreement under the ADTRAN Holdings, Inc. 2020 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed May 6, 2021)

	(k)	Form of Restricted Stock Unit Agreement under the ADTRAN Holdings, Inc. 2020 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed May 6, 2021)

	(l)	ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 9, 2024)

	(m)	ADTRAN Holdings, Inc. 2024 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 9, 2024)

(n)

Form of Market-Based Performance Stock Unit Agreement under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan incorporated by reference to Exhibit 10.1(y) to the Company's Form 10-K filed March 3, 2025)

(o)

Form of Restricted Stock Unit Agreement under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(z) to the Company's Form 10-K/A filed May 20, 2025)

(p)

Form of Restricted Stock Unit Agreement for CEO under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 5, 2025)

(q)

Form of Market-Based Performance Stock Unit Agreement for CEO under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 5, 2025)

(r)

Form of Performance Share Agreement for CEO under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed August 5, 2025)

(s)

Form of Adtran Sales Incentive Compensation Program – General Terms (participants include James D. Wilson) (incorporated by reference to Exhibit 10.3(ad) to the Company’s Form 10-K filed February 26, 2021)

(t)	Amended and Restated Variable Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 26, 2023)

(u)†	Form of 2025 Variable Incentive Compensation Plan Award Letter (incorporated by reference to Exhibit 10.1(u) to the Company's Form 10-K filed March 3, 2025)

(v)†*	Form of 2026 Variable Incentive Compensation Plan Award Letter

(w)(i)

Employment Agreement, dated July 13, 2022, by and between Thomas R. Stanton and ADTRAN Holdings, Inc.

(incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 15, 2022) (“CEO Employment Agreement”)

(w)(ii)	First Amendment to the CEO Employment Agreement dated March 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 3, 2023).

(x)(i)

Employment Agreement, dated January 28, 2015, and Amendment Nos. 1-9, by and between Adtran Networks SE and Ulrich Dopfer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 30, 2023)

(x)(ii) †

Eighth Amendment, dated May 26, 2023 including Exhibit 1 thereto, to the Employment Agreement by and between Adtran Networks SE and Ulrich Dopfer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 1, 2023)

(x)(iii)

Ninth Amendment, dated December 4, 2023, to the Employment Agreement by and between Adtran Networks SE and Ulrich Dopfer (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 5, 2023)

(x)(iv) †

Tenth Amendment Employment Agreement, dated August 27, 2024, by and between Adtran Networks SE and Ulrich Dopfer (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 30, 2024)

(x)(v)	Settlement Agreement, dated May 12, 2025, by and between Adtran Networks SE and Ulrich Dopfer (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed August 5, 2025)

(y)(i)

Service Agreement, dated September 29, 2006 and Amendment Nos. 1-16, by and between Adtran Networks and Christoph Glingener (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 3, 2023)

(y)(ii)

Seventeenth Amendment, dated March 28, 2023, to Service Agreement by and between Adtran Networks SE and Christoph Glingener (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 3, 2023)

(y)(iii) †

Exhibit 1 to the Seventeenth Amendment, dated March 28, 2023 and executed May 31, 2023, to the Service Agreement by and between Adtran Networks SE and Christoph Glingener (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed June 1, 2023)

(y)(iv)

Eighteenth Amendment, dated December 4, 2023, to the Service Agreement by and between Adtran Networks SE and Christoph Glingener (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 5, 2023

(y)(v) †

Nineteenth Amendment to Service Agreement, dated August 27, 2024, by and between Adtran Networks SE and Christoph Glingener (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 30, 2024)

(y)(vi) †*	Twentieth Amendment to Employment Agreement, dated December 9, 2025, by and between Adtran Networks SE and Christoph Glingener

(z)	Offer Letter, dated February 28, 2025, by and between ADTRAN Holdings, Inc. and Timothy Santo (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 7, 2025)

(aa)	ADTRAN Holdings, Inc. Amended and Restated Clawback Policy (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 24, 2023)

10.2	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 22, 2025)

10.3+

Credit Agreement dated July 18, 2022, by and among ADTRAN Holdings, Inc. and ADTRAN, Inc. as borrowers, in favor of Wells Fargo Bank, National Association as lender (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 22, 2022)

10.4+

First Amendment to Credit Agreement, dated August 9, 2023, by and between ADTRAN Holdings, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed August 14, 2023)

10.5+

Second Amendment to Credit Agreement and First Amendment to Collateral Agreement, dated as of January 16, 2024, by and among ADTRAN Holdings, Inc., ADTRAN, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 22, 2024)

10.6

Third Amendment to Credit Agreement, dated as of March 12, 2024, by and among ADTRAN Holdings, Inc., ADTRAN, Inc., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed March 15, 2024)

10.7+

Fourth Amendment to Credit Agreement, dated as of June 4, 2024, by and among ADTRAN Holdings, Inc., ADTRAN, Inc., Adtran Networks SE, Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 10, 2024)

10.8

Fifth Amendment to Credit Agreement and Waiver, by and between ADTRAN, Inc., Adtran Networks, SE and Wells Fargo Bank, National Association, dated May 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 12, 2025)

10.9	Sixth Amendment and Consent to Credit Agreement, dated as of September 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 17, 2025)

10.10+

Collateral Agreement dated July 18, 2022, by and among ADTRAN Holdings, Inc., ADTRAN, Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 22, 2022)

10.11

ADVA Domestic Collateral Agreement, dated as of June 4, 2024, by and among ADVA NA Holdings, Inc., Adtran Networks North America, Inc., and Adtran Networks SE, in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed June 10, 2024)

10.12

Guaranty Agreement dated July 18, 2022, by and between ADTRAN Holdings, Inc. and ADTRAN, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 22, 2022)

10.13

ADVA Guaranty Agreement, dated as of June 4, 2024 by and between ADVA NA Holdings, Inc., Adtran Networks North America, Inc., Adtran Networks (UK) Limited, in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed June 10, 2024)

10.14

Domination and Profit and Loss Transfer Agreement between ADTRAN Holdings, Inc. and Adtran Networks SE, dated November 30, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 5, 2022)

19*	ADTRAN Holdings, Inc. Insider Trading Policy

21*	Subsidiaries of Adtran Holdings, Inc.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Section 1350 Certifications.

97	ADTRAN Holdings, Inc. Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 24, 2023)

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule II – Valuation and Qualifying Accounts

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February 2026.

ADTRAN Holdings, Inc. (Registrant)

By:	/s/ Timothy Santo
Timothy Santo
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2026.

Signature	Title

/s/ Thomas R. Stanton	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Thomas R. Stanton

/s/ Timothy Santo	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Timothy Santo

/s/ H. Fenwick Huss	Director
H. Fenwick Huss

/s/ Gregory McCray	Director
Gregory McCray

/s/ Balan Nair	Director
Balan Nair

/s/ Jacqueline H. Rice	Director
Jacqueline H. Rice

/s/ Nikos Theodosopoulos	Director
Nikos Theodosopoulos

/s/ Kathryn A. Walker	Director
Kathryn A. Walker

ADTRAN Holdings, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions	Balance at End of Period
Year ended December 31, 2025
Allowance for Credit Losses	$1,300	18	—	$1,318
Deferred Tax Asset Valuation Allowance	$115,694	13,463	4,706	$124,451
Year ended December 31, 2024
Allowance for Credit Losses	$400	900	—	$1,300
Deferred Tax Asset Valuation Allowance	$86,567	29,217	90	$115,694
Year ended December 31, 2023
Allowance for Credit Losses	$49	351	—	$400
Deferred Tax Asset Valuation Allowance	$5,201	81,590	224	$86,567