Form 10-Q
period 2026-03-31
ADTRAN Holdings, Inc.
filed 2026-05-05
CIK 926282

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 80,998,100 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q

For the three months ended March 31, 2026

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

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “Adtran,” the “Company,” “we”, “us” and “our” refer to ADTRAN Holdings, Inc. and its consolidated subsidiaries.

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

•
Our international operations have and may continue to expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flows. (including risks relating to the recent escalation and broadening of the conflict involving the United States, Iran, Israel, and Lebanon)
•
Our success depends on attracting and retaining key personnel.
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
•
Further downgrades of the U.S. credit rating, automatic spending cuts, the recent government shutdown or future government shutdown could negatively impact our liquidity, financial condition and earnings.

The foregoing list of risks is not exclusive. For a more detailed description of the risk factors associated with our business, see Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 (the "2025 Form 10-K"), as well as the risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor, or a combination of factors, may have on our business.

You are further cautioned not to place undue reliance on these forward-looking statements because they speak only of our views as of the date that the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$88,270	$95,696
Accounts receivable, less allowance for credit losses of $1,652 and $1,318 as of March 31, 2026 and December 31, 2025, respectively	215,473	210,687
Other receivables	10,292	7,046
Inventory, net	209,003	215,736
Income tax receivable	2,971	3,667
Prepaid expenses and other current assets	62,492	55,317
Short-term investments - deferred compensation	33,813	35,174
Assets held for sale	11,901	11,901
Total Current Assets	634,215	635,224
Property, plant and equipment, net	123,849	124,384
Goodwill	59,003	59,983
Intangible assets, net	281,280	294,047
Deferred tax assets	16,223	16,481
Other non-current assets	69,560	73,352
Long-term investments	937	1,022
Total Assets	$1,185,067	$1,204,493
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$170,605	$167,337
Unearned revenue	90,752	87,541
Accrued expenses and other liabilities	31,736	33,690
Accrued wages and benefits	23,449	32,203
Deferred compensation liability	37,051	37,447
Income tax payable	5,613	3,642
Total Current Liabilities	359,206	361,860
Non-current revolving credit agreement	25,000	25,000
Non-current convertible senior notes, net of debt issuance costs	193,425	193,038
Deferred tax liabilities	26,776	27,453
Non-current unearned revenue	26,227	27,143
Non-current pension liability	6,305	6,277
Non-current lease obligations	24,940	27,000
Other non-current liabilities	16,646	17,564
Total Liabilities	678,525	685,335
Commitments and contingencies (see Note 17)
Redeemable Non-Controlling Interest	369,017	373,328
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 80,803 shares issued and 80,546 outstanding as of March 31, 2026 and 80,188 shares issued and 79,926 outstanding as of December 31, 2025	808	802
Additional paid-in capital	803,031	801,269
Accumulated other comprehensive income	70,046	78,877
Retained deficit	(731,345)	(730,010)
Less treasury stock at cost: 257 and 262 shares as of March 31, 2026 and December 31, 2025, respectively	(5,015)	(5,108)
Total Equity	137,525	145,830
Total Liabilities and Equity	$1,185,067	$1,204,493

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue
Network Solutions	$237,941	$202,217
Services & Support	48,145	45,527
Total Revenue	286,086	247,744
Cost of Revenue
Network Solutions	154,648	134,241
Services & Support	18,450	18,327
Total Cost of Revenue	173,098	152,568
Gross Profit	112,988	95,176
Selling, general and administrative expenses	55,836	50,285
Research and development expenses	50,777	48,859
Operating Income (Loss)	6,375	(3,968)
Interest and dividend income	300	126
Interest expense	(4,241)	(4,761)
Net investment loss	(850)	(1,686)
Other income, net	1,263	944
Income (Loss) Before Income Taxes	2,847	(9,345)
Income tax (expense) benefit	(1,917)	397
Net Income (Loss)	$930	$(8,948)
Less: Net Income attributable to non-controlling interest(1)	2,251	2,319
Net Loss attributable to ADTRAN Holdings, Inc.	$(1,321)	$(11,267)

Weighted average shares outstanding – basic	80,321	79,534
Weighted average shares outstanding – diluted	80,321	79,534

Loss per common share attributable to ADTRAN Holdings, Inc. – basic(2)	$(0.01)	$(0.14)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted(2)	$(0.01)	$(0.14)

(1) For the three months ended March 31, 2026 and 2025 we accrued $2.2 million and $2.4 million, respectively, of net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA.

(2) Loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted - reflects a $0.3 million and a $(3) thousand effect of redemption of RNCI for the three months ended March 31, 2026 and 2025. See Note 15 for additional information.

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net Income (Loss)	$930	$(8,948)
Other Comprehensive (Loss) Income, net of tax
Defined benefit plan adjustments	(66)	131
Foreign currency translation (loss) gain	(8,765)	20,247
Other Comprehensive (Loss) Income, net of tax	(8,831)	20,378
Comprehensive (Loss) Income, net of tax	(7,901)	11,430
Less: Comprehensive Income attributable to non-controlling interest	2,251	2,319
Comprehensive (Loss) Income attributable to ADTRAN Holdings, Inc., net of tax	$(10,152)	$9,111

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2025	80,188	$802	$801,269	$(730,010)	$(5,108)	$78,877	$145,830
Net income	—	—	—	930	—	—	930
Annual recurring compensation earned	—	—	—	(2,251)	—	—	(2,251)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,831)	(8,831)
Dividends accrued on unvested restricted stock units	—	—	—	(7)	—	—	(7)
Deferred compensation adjustments, net of tax	—	—	(57)	—	93	—	36
ADTRAN RSUs and restricted stock vested	398	4	—	(1,675)	—	—	(1,671)
ADTRAN stock options exercised	217	2	—	1,367	—	—	1,369
Redemption of redeemable non-controlling interest	—	—	—	301	—	—	301
ADTRAN stock-based compensation expense	—	—	1,819	—	—	—	1,819
Balance as of March 31, 2026	80,803	$808	$803,031	$(731,345)	$(5,015)	$70,046	$137,525

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

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$930	$(8,948)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,916	21,596
Amortization of debt issuance cost	374	320
Amortization of convertible notes issuance costs	386	—
Loss on investments, net	822	1,631
Net loss on disposal of property, plant and equipment	60	13
Stock-based compensation expense	1,819	3,210
Deferred income taxes	(244)	(157)
Inventory reserves	143	3,339
Changes in operating assets and liabilities:
Accounts receivable, net	(6,192)	16,011
Other receivables	(3,312)	(1,141)
Income taxes receivable, net	896	(690)
Inventory	4,671	10,345
Prepaid expenses, other current assets and other assets	(5,558)	1,504
Accounts payable	366	(4,222)
Accrued expenses and other liabilities	(9,197)	352
Income taxes payable	1,790	18
Net cash provided by operating activities	12,670	43,181

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,505)	(7,399)
Purchases of intangibles - developed technology	(8,435)	(11,296)
Proceeds from sales and maturities of available-for-sale investments	736	660
Purchases of available-for-sale investments	(75)	(170)
Payments for beneficial interest in securitized accounts receivable	(574)	(133)
Net cash used in investing activities	(15,853)	(18,338)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(1,645)	(420)
Proceeds from stock option exercises	1,369	756
Payments on financing agreement	(1,400)	—
Redemption of redeemable non-controlling interest	(8)	(12)
Net cash (used in) provided by financing activities	(1,684)	324

Net (decrease) increase in cash and cash equivalents	(4,867)	25,167
Effect of exchange rate changes	(2,559)	133
Cash and cash equivalents, beginning of period	95,696	76,021
Cash and cash equivalents, end of period	$88,270	$101,321

Supplemental disclosure of cash financing activities:
Cash paid for interest	$4,451	$4,129
Cash (refund) paid for income taxes, net	$(814)	$2,367
Cash used in operating activities related to operating leases	$2,425	$2,696
Supplemental disclosure of non-cash investing and financing activities:
Redemption of redeemable non-controlling interest	$301	$(3)
Right-of-use assets obtained in exchange for lease obligations	$183	$1,893
Purchases of property, plant and equipment included in accounts payable	$1,296	$1,162

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

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss applied to the net loss generated by Adtran Networks in 2025 and it will apply to any net loss generated by Adtran Networks in 2026.

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of March 31, 2026. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €304.4 million or approximately $351.7 million, based on an exchange rate as of March 31, 2026, and reflecting interest accrued through March 31, 2026 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.8 million (or $9.0 million based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders as of March 31, 2026 were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for the second quarter of 2026, and the Annual Recurring Compensation will be due on the third banking day following the meeting. During the three months ended March 31, 2026 and 2025, we accrued $2.2 million and $2.4 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended six times. The Company had access to $319.2 million on its Credit Facility for future borrowings based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a Springing Covenant Period) and a Consolidated Fixed Charge Coverage Ratio of 1.25x (as such terms are defined in the Credit Agreement). In addition, during a Springing Covenant Period the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. The Credit Agreement matures in July 2027. The Company intends to refinance or replace the existing Credit Agreement with a new credit facility during the second quarter of 2026. There can be no assurances that this renewal will occur on terms acceptable to the Company, or at all.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares.

As of March 31, 2026, and as of the date of issuance of these financial statements, the Company has sufficient liquidity to meet the majority of its payment obligations under the DPLTA pertaining to Exit Compensation. For the three months ended March 31, 2026, approximately 0.2 million shares of Adtran Networks stock were tendered to the Company and Exit Compensation of €3.6 million or approximately $4.1 million are to be settled in cash in April 2026. For the three months ended March 31, 2025, less than one thousand shares of Adtran Networks stock were tendered to the Company and exit compensation payments of €12 thousand or $13 thousand based on the applicable exchange rates at the time of the transaction were paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and we do not expect the final decision to be published within the next 12 months; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the fact the date of a decision by the court on the merits of the case is uncertain, it will most likely take a minimum of 12 months for a ruling and, thereafter, an expected appeal process will take a further 12-24 months to resolve; (iv) the current guaranteed Annual Recurring Compensation payment; and (v) the current trading value of Adtran Networks shares.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of ADTRAN Holdings, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information presented in Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The December 31, 2025, Condensed Consolidated Balance Sheet is derived from audited financial statements but does not include all disclosures required by U.S. GAAP for annual financial statements.

In the opinion of management, all adjustments necessary to fairly state these interim statements have been recorded and are of a normal and recurring nature. The results of operations for an interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ADTRAN Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of ongoing inflationary pressures, continued elevated interest rates, instability in the financial services industry, currency fluctuations and political tensions as of March 31, 2026, and through the date of this report. These conditions could result in further impacts to the Company's consolidated financial statements in future reporting periods. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue.

During the three months ended March 31, 2026, there were no other significant changes to our critical accounting policies or estimates from those described in the financial statements contained in the 2025 Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which is intended to modernize the accounting for the costs of internal-use software given the evolution of software development to the incremental and iterative development method. The amendments remove all references to prescriptive and sequential development stages and, instead, require an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period with the amendments to be applied using a prospective, modified or retrospective transition approach. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date", which applies to all public business entities (PBEs) and is intended to enhance disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments are effective prospectively for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on our disclosures.

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

The following tables disaggregate revenue by reportable segment and revenue category:

	Three Months Ended
	March 31, 2026			March 31, 2025
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Subscriber Solutions	$90,193	$8,047	$98,240	$71,748	$8,662	$80,410
Optical Networking Solutions	70,952	26,374	97,326	54,622	23,576	78,198
Access & Aggregation Solutions	76,796	13,724	90,520	75,847	13,289	89,136
Total	$237,941	$48,145	$286,086	$202,217	$45,527	$247,744

The aggregate amount of transaction price allocated to remaining performance obligations ("RPO") that have not been satisfied as of March 31, 2026 related to non-cancellable contractual maintenance agreements, non-cancellable contractual SaaS and subscription services, and non-cancellable hardware contracts amounted to $159.2 million. The majority of the Company's performance obligations will generally be satisfied within a year and any remaining performance obligations are typically recognized over one to three years.

The following table provides information about accounts receivable, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	March 31, 2026	December 31, 2025
Accounts receivable, net	$215,473	$210,687
Contract assets(1)	$533	$432
Unearned revenue	$90,752	$87,541
Non-current unearned revenue	$26,227	$27,143

(1) Included in other receivables on the Condensed Consolidated Balance Sheets.

Accounts Receivable

The allowance for credit losses was $1.7 million and $1.3 million as of March 31, 2026, and December 31, 2025, respectively, related to accounts receivable.

Receivables Purchase Agreements

On July 1, 2024, the Company entered into a receivables purchase agreement (the “Factoring Agreement”) with a third-party financial institution (the “Factor”), which accelerates receivable collection and helps to better manage cash flow. Total accounts receivables factored as of the end of March 31, 2026, totaled $26.1 million of which $3.9 million was retained pursuant to the Factoring Agreement in the reserve account. Total accounts receivables factored as of the end of March 31, 2025, totaled $11.2 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables.

During the three months ended March 31, 2026 and 2025, the Company received $51.8 million and $31.8 million, in cash proceeds from the Factoring Agreement, respectively. The cost of the Factoring Agreement is included in interest expense in the Condensed Consolidated Statements of Loss and totaled $0.5 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

Contract Assets

No allowance for credit losses was recorded for the three months ended March 31, 2026 and 2025, respectively, related to contract assets.

Unearned Revenue

Of the outstanding unearned revenue balances as of December 31, 2025, $23.1 million were recognized as revenue during the three months ended March 31, 2026. Of the $52.7 outstanding unearned revenue balances as of December 31, 2024, $21.9 million were recognized as revenue during the three months ended March 31, 2025.

3. INCOME TAXES

The Company’s effective tax rate changed from a benefit of 4.2% of pre-tax loss for the three months ended March 31, 2025, to an expense of 67.3% of pre-tax income for the three months ended March 31, 2026. The change in the effective tax rate for the three months ended March 31, 2026, was driven primarily by loss jurisdictions for which the recognition of tax benefits on pre-tax losses incurred during the first quarter of 2026 were limited due to valuation allowance.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of March 31, 2026, the Company had net deferred tax assets totaling $113.9 million, and a valuation allowance totaling $124.5 million against those deferred tax assets. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results, as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance, or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

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

As of March 31, 2026, 5.5 million shares were available for issuance pursuant to awards that may be made in the future under stockholder-approved equity plans.

For the three months ended March 31, 2026 and 2025, stock-based compensation expense was $1.8 million and $3.2 million, respectively.

PSUs, RSUs and Restricted Stock

The following table summarizes the PSUs, RSUs and restricted stock outstanding as of December 31, 2025, and March 31, 2026 and the changes that occurred during the three months ended March 31, 2026:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2025	1,967	$10.70
PSUs, RSUs and restricted stock granted	95	$8.88
PSUs, RSUs and restricted stock vested	(487)	$11.50
PSUs, RSUs and restricted stock forfeited	(59)	$19.32
Unvested PSUs, RSUs and restricted stock outstanding, March 31, 2026	1,516	$9.99

The fair value of PSUs with performance conditions, RSUs and restricted stock is equal to the closing price of the Company's stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of March 31, 2026, total unrecognized compensation expense related to non-vested portion of performance-based PSUs, market-based PSUs, RSUs and restricted stock was approximately $12.1 million, which will be recognized over the remaining weighted-average period of 2.2 years. Unrecognized compensation expense will be adjusted for actual forfeitures.

5. INVESTMENTS

The Company has cash equivalents and investments which are held at fair value as follows:

		Fair Value Measurements as of March 31, 2026 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds (1)	$246	$246	$—	$—
Marketable equity securities
Marketable equity securities	937	937	—	—
Deferred compensation plan assets	33,813	33,813	—	—
Total	$34,996	$34,996	$—	$—

		Fair Value Measurements as of December 31, 2025 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds (1)	$245	$245	$—	$—
Marketable equity securities
Marketable equity securities	1,022	1,022	—	—
Deferred compensation plan assets	35,174	35,174	—	—
Total	$36,441	$36,441	$—	$—

(1) The money market fund balances of $0.2 million as of March 31, 2026 and December 31, 2025, are included in cash and cash equivalents on the balance sheet.

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

20

6. INVENTORY

As of March 31, 2026 and December 31, 2025, inventory, net was comprised of the following:

	As of	As of
(In thousands)	March 31, 2026	December 31, 2025
Raw materials	$80,069	$78,230
Work in process	12,867	12,801
Finished goods	116,067	124,705
Total inventory, net	$209,003	$215,736

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which considers historical usage, known trends, inventory age and market conditions.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	March 31, 2026	December 31, 2025
Engineering and other equipment	$133,656	$131,665
Building	52,374	52,586
Computer hardware and software	113,483	109,703
Building and land improvements	43,319	43,271
Furniture and fixtures	19,506	19,287
Land	3,061	3,073
Total property, plant and equipment	365,399	359,585
Less: accumulated depreciation and amortization	(241,550)	(235,201)
Total property, plant and equipment, net	$123,849	$124,384

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value.

Depreciation expense was $8.1 million and $6.9 million for the three months ended March 31, 2026 and 2025, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

Assets Held For Sale

On December 31, 2025, the Company determined that it continued to meet the held for sale criteria pursuant to ASC 360, "Impairment and Disposal of Long-Live Assets" on a portion of the Company's property located at its Huntsville, Alabama campus and ceased recording depreciation on the assets. The Company continues to assess the probability that the sale of its headquarters in Huntsville will occur and has determined it is probable of occurring in the next twelve months.

The Company records assets held for sale at the lower of their carrying value or fair value. The total carrying value of assets held for sale was $11.9 million as of March 31, 2026 and December 31, 2025, respectively, and is separately recorded on the balance sheet.

8. GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2026 and the twelve months ended December 31, 2025, are as follows:

(In thousands)	Services & Support
As of December 31, 2024	$52,918
Foreign currency translation adjustments	7,065
As of December 31, 2025	$59,983
Foreign currency translation adjustments	(980)
As of March 31, 2026	$59,003

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

No impairment of goodwill was recognized during the three months ended March 31, 2026 and 2025. As of March 31, 2026, accumulated goodwill impairment losses totaled $335.3 million.

9. INTANGIBLE ASSETS

Intangible assets as of March 31, 2026 and December 31, 2025, consisted of the following:

		As of March 31, 2026			As of December 31, 2025
(In thousands excluding years)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	11.0	$55,540	$(26,231)	$29,309	$56,244	$(25,306)	$30,938
Backlog	1.7	60,077	(60,077)	—	61,081	(61,081)	—
Developed technology	7.4	431,208	(180,675)	250,533	429,329	(168,073)	261,256
Licensed technology	9.0	5,900	(5,272)	628	5,900	(5,108)	792
Licensed agreements	8.5	560	(456)	104	560	(446)	114
Trade names	2.8	31,078	(30,372)	706	31,598	(30,651)	947
Total		$584,363	$(303,083)	$281,280	$584,712	$(290,665)	$294,047

No impairment losses of intangible assets were recorded during the three months ended March 31, 2026 and 2025.

Amortization expense was $16.9 million and $14.9 million in the three months ended March 31, 2026 and 2025, respectively, and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

During the three months ended March 31, 2026, the Company had development costs of $8.4 million for developed technology assets with a weighted average amortization period of three years with no expected residual value.

Estimated future amortization expense of intangible assets is as follows:

As of
(In thousands)	March 31, 2026
2026	$52,238
2027	64,630
2028	55,854
2029	47,215
2030	44,627
Thereafter	16,716
Total	$281,280

10. CREDIT AGREEMENTS

The carrying amounts of the Company's non-current revolving credit facility in its Condensed Consolidated Balance Sheets were as follows:

	As of	As of
(In thousands)	March 31, 2026	December 31, 2025
Wells Fargo credit agreement	$25,000	$25,000
Total non-current revolving credit facility	$25,000	$25,000

As of March 31, 2026 and December 31, 2025, the estimated fair value of our revolving credit agreement approximates the carrying value. As of March 31, 2026, the weighted average interest rate on our revolving credit agreement was 8.92%.

Revolving Credit Agreement

On July 18, 2022, ADTRAN, Inc., as the borrower ("U.S. Borrower"), and the Company entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Original Credit Agreement”), as amended by the First Amendment to Credit Agreement, dated August 9, 2023 (“Amendment No. 1”), the Second Amendment to Credit Agreement, dated January 16, 2024 (“Amendment No. 2”), the Third Amendment to Credit Agreement, dated March 12, 2024 (“Amendment No. 3”), the Fourth Amendment to Credit Amendment, dated June 4, 2024 among Adtran Networks (the "German Borrower") and the parties set forth above ("Amendment No. 4"), the Fifth Amendment to Credit Agreement and Waiver, dated May 6, 2025, among the German Borrower and the parties set forth above (“Amendment No. 5”), and the Sixth Amendment and Consent Credit Agreement, dated September 16, 2025, among the U.S. Borrower, the German Borrower and the lenders party thereto ("Amendment No. 6"); (the Original Credit Agreement as amended by Amendment No. 1, Amendment No. 2. Amendment No. 3, Amendment No. 4 and Amendment No. 5, the “Existing Credit Agreement”).

As of March 31, 2026, the Amended Credit Agreement provided for a secured revolving credit facility of up to $350.0 million of borrowings, $50.0 million of which is solely available to the German Borrower.

As of March 31, 2026, the Company’s borrowings under the revolving line of credit were $25.0 million. The credit facilities provided under the Amended Credit Agreement mature in July 2027, but the U.S. Borrower may request extensions subject to customary conditions. In addition, the U.S. Borrower may utilize up to $50.0 million of the $350.0 million total revolving facility for the issuance of letters of credit. As of March 31, 2026, the U.S. Borrower had a total of $5.8 million in letters of credit under the Amended Credit Agreement, leaving a net amount (after giving effect to the $25.0 million of outstanding borrowings described above) of $319.2 million available for future borrowings, based on debt covenant compliance metrics. Any future credit extensions under the Amended Credit Agreement are subject to customary conditions precedent. The proceeds of any loans may be used as described above, as well as for working capital and other general corporate purposes.

Moreover, the Amended Credit Agreement provides for a sublimit under the existing $350.0 million revolving commitments in an aggregate amount of $50.0 million (“Subline”), which Subline is available for borrowings by the German Borrower. The Company had no borrowings under the Subline as of March 31, 2026. The existing swing line sublimit and letter of credit sublimit under the Amended Credit Agreement remain available to the U.S. Borrower (and not to the German Borrower). Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Amended Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

11. CONVERTIBLE SENIOR NOTES AND CAPPED CALLS

The outstanding principal and carrying value of the convertible senior notes were as follows:

	As of	As of
(In thousands)	March 31, 2026	December 31, 2025
Convertible senior notes	$201,250	$201,250
Less: unamortized debt issuance costs	(7,825)	(8,212)
Non-current convertible senior notes	$193,425	$193,038

The estimated fair value of the 2030 Notes was $273.9 million and $217.5 million as of March 31, 2026 and December 31, 2025, respectively. The estimated fair value of the 2030 Notes, based on Level 2 inputs of the valuation hierarchy, were determined based on the quoted bid prices of the 2030 Notes in an over-the-counter market on the last trading day of the reporting period.

The effective interest rate of the 2030 Notes over their expected life is 4.7%. The following is a summary of interest expense for the 2030 Notes:

Three Months Ended
(In thousands)	March 31, 2026
Contractual interest	$1,854
Amortization of issuance costs	387
Total interest expense	$2,241

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

The 2030 Notes are convertible at the option of the holders of the 2030 Notes before June 15, 2030, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2025, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the last 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of the 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; or (4) if the Company calls (or is deemed to have called) the 2030 Notes for redemption. From and after June 15, 2030, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying cash up to the aggregate principal amount of the 2030 Notes to be converted and paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Notes being converted, based on the applicable conversion rate.

The 2030 Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after September 20, 2028 and on or before the 46th scheduled trading day immediately before the maturity date, but only if (i) the Notes are “Freely Tradable” (as defined in the Indenture) as of the date the Company sends the related redemption notice, and all accrued and unpaid additional interest, if any, has been paid in full as of the most recent interest payment date occurring on or before the date the Company sends the related redemption notice; and (ii) the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the last 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such redemption notice. However, the Company may not redeem less than all of the outstanding Notes unless at least $70.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends, and after giving effect to, the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling (or the deemed calling of) any Note for redemption will constitute a “make-whole fundamental change” with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted during the related redemption conversion period. No sinking fund is provided for the 2030 Notes, which means the Company is not required to redeem or retire the 2030 Notes periodically.

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

12. EMPLOYEE BENEFIT PLANS

Pension Benefit Plan

We maintain a defined benefit pension plan covering employees in certain foreign countries. The net amounts recognized in the Condensed Consolidated Balance Sheets for the unfunded pension liability as of March 31, 2026 and December 31, 2025 were as follows:

		As of	As of
(In thousands)	Balance Sheet Location	March 31, 2026	December 31, 2025
Non-current pension asset	Other non-current assets	$3,148	$2,291
Current pension liability	Accrued wages and benefits	(366)	(372)
Non-current pension liability	Non-current pension liability	(6,305)	(6,277)
Net pension liability		$(3,523)	$(4,358)

The Company's defined benefit pension liability represents the projected benefit obligation, which is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of retirement.

The following table summarizes the components of net periodic pension cost related to the Company's defined benefit pension plans:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Service cost	$848	$389
Interest cost	366	486
Expected return on plan assets	(521)	(588)
Amortization of actuarial losses	20	11
Net periodic pension cost	$713	$298

The components of net periodic pension cost, other than the service cost component, are included in other income, net in the Condensed Consolidated Statements of Loss. Service cost is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss. The Company made contributions to the defined benefit pension plans totaling $1.1 million during the three months ended March 31, 2026 and 2025. Contributions to the defined benefit pension plans for the remainder of 2026 will be limited to benefit payments to retirees which are paid out of the operating cash flows of the Company and are expected to be approximately $1.6 million.

13. EQUITY

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income, net of tax, by component:

	Three Months Ended March 31, 2026
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2025	$(382)	$3,083	$75,791	$385	$78,877
Other comprehensive income (loss) before reclassifications	15	—	(8,765)	—	(8,750)
Amounts reclassified from accumulated other comprehensive loss	(15)	(66)	—	—	(81)
Net current period other comprehensive loss	—	(66)	(8,765)	—	(8,831)
Balance as of March 31, 2026	$(382)	$3,017	$67,026	$385	$70,046

	Three Months Ended March 31, 2025
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2024	$(382)	$(1,027)	$12,278	$385	$11,254
Other comprehensive income before reclassifications	48	—	20,247	—	20,295
Amounts reclassified from accumulated other comprehensive (loss) income	(48)	131	—	—	83
Net current period other comprehensive income	—	131	20,247	—	20,378
Balance as of March 31, 2025	$(382)	$(896)	$32,525	$385	$31,632

The following tables present the details of reclassifications out of accumulated other comprehensive (loss) income:

	Three Months Ended March 31, 2026
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item
Unrealized gain on available-for-sale securities:
Net realized loss on sales of securities	$(20)	Net investment loss
Defined benefit plan adjustments – actuarial loss	(96)	Other (expense) income
Total reclassifications for the period, before tax	(116)
Tax benefit	35
Total reclassifications for the period, net of tax	$(81)

	Three Months Ended March 31, 2025
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item
Unrealized gain on available-for-sale securities:
Net realized loss on sales of securities	$(65)	Net investment loss
Defined benefit plan adjustments – actuarial gain	190	Other (expense) income
Total reclassifications for the period, before tax	125
Tax expense	(42)
Total reclassifications for the period, net of tax	$83

The following table presents the tax effects related to the change in each component of other comprehensive (loss) income:

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain (loss) on available-for-sale securities	$20	$(5)	15	$65	$(17)	48
Reclassification adjustment for amounts related to available-for-sale investments included in net loss	(20)	5	(15)	(65)	17	(48)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) gain	(96)	30	(66)	190	(59)	131
Foreign currency translation adjustments	(8,765)	—	(8,765)	20,247	—	20,247
Total Other Comprehensive (Loss) Income	$(8,861)	$30	$(8,831)	$20,437	$(59)	$20,378

14. REDEEMABLE NON-CONTROLLING INTEREST

As of March 31, 2026 and December 31, 2025, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 28.8% and 29.2%, respectively.

The following table summarizes the redeemable non-controlling interest activity for the three months ended March 31, 2026 and for the year ended December 31, 2025:

	Three Months Ended	For the Year Ended
(In thousands)	March 31, 2026	December 31, 2025
Balance at beginning of period	$373,328	$422,943
Redemption of redeemable non-controlling interest	(4,311)	(49,615)
Net income attributable to redeemable non-controlling interests	2,251	9,413
Annual recurring compensation earned	(2,251)	(9,413)
Balance at end of period	$369,017	$373,328

Annual recurring compensation payable on untendered outstanding shares under the DPLTA must be recognized as it is accrued. For the three months ended March 31, 2026, we accrued $2.2 million and for the year ended December 31, 2025, the Company accrued $9.3 million, representing the portion of the annual recurring cash compensation to the non-controlling shareholders during such periods. The 2025 Annual Recurring Compensation accrual will be paid after the ordinary general shareholders' meeting of Adtran Networks in 2026. The 2026 Annual Recurring Compensation accrual will be paid after the ordinary general shareholders' meeting of Adtran Networks in 2027.

15. LOSS PER SHARE

The calculation of basic and diluted loss per share for the quarters ended March 31, 2026 and 2025 are as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2026	2025
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(1,321)	$(11,267)
Effect of redemption of RNCI	301	(3)
Net loss attributable to ADTRAN Holdings, Inc. common stockholders	$(1,020)	$(11,270)
Denominator
Weighted average number of shares – basic	80,321	79,534
Weighted average number of shares – diluted	80,321	79,534
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(0.01)	$(0.14)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.01)	$(0.14)

The following potentially dilutive shares were excluded from the calculation of the diluted weighted average number of shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Convertible senior notes	2,440	—
Stock options	794	711
PSUs, RSUs and restricted stock	446	202

16. SEGMENT INFORMATION

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

The performance of these segments is evaluated based on revenue, gross profit and gross margin; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net investment loss, other income, net and income tax (expense) benefit are reported on a consolidated basis only. There is no inter-segment revenue. Asset information by reportable segment is not produced and, therefore, is not reported.

The following tables present information about the revenue and gross profit of the Company's reportable segments:

	Three Months Ended
	March 31, 2026			March 31, 2025
(In thousands)	Revenue	Cost of Revenue	Gross Profit	Revenue	Cost of Revenue	Gross Profit
Network Solutions	$237,941	$154,648	$83,293	$202,217	$134,241	$67,976
Services & Support	48,145	18,450	29,695	45,527	18,327	27,200
Total	$286,086	$173,098	$112,988	$247,744	$152,568	$95,176

For the three months ended March 31, 2026 and 2025, $1.7 million and $1.3 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the three months ended March 31, 2026 and 2025, less than $0.1 million of depreciation expense was included in gross profit for our Services & Support segment.

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
United States	$146,167	$103,189
United Kingdom	43,805	62,909
Germany	33,925	27,188
Other international	62,189	54,458
Total	$286,086	$247,744

17. COMMITMENTS AND CONTINGENCIES

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

DPLTA Exit and Recurring Compensation Costs and the Absorption of Adtran Network's Annual Net Loss

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of March 31, 2026. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, the Company would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €304.4 million or approximately $351.7 million, based on an exchange rate as of March 31, 2026, and reflecting interest accrued through March 31, 2026, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the proceeding for the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.8 million (or $9.0 million based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholders meeting is scheduled for the second quarter of 2026, and the Annual Recurring Compensation will be due on the third banking day following the meeting. During the three months ended March 31, 2026 and 2025, we accrued $2.2 million and $2.4 million, respectively, in Annual Recurring Compensation, which was reflected as an increase to retained deficit.

For the three months ended March 31, 2026, approximately 0.2 million shares of Adtran Networks stock were tendered to the Company and Exit Compensation of €3.6 million or approximately $4.1 million are to be settled in cash in April 2026. For the three months ended March 31, 2025, less than one thousand shares of Adtran Networks stock were tendered to the Company and exit compensation payments of €12 thousand or $13 thousand based on the applicable exchange rates at the time of the transaction were paid to Adtran Networks shareholders.

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

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of March 31, 2026 and December 31, 2025, we had commitments related to these bonds totaling $22.2 million and $22.4 million, respectively, which expire at various dates through April 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for our products. Our inventory purchase obligations are for product manufacturing requirements, as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase obligations with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. As of March 31, 2026, purchase obligations totaled $223.7 million.

Tariff Refund

On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs (including tariffs on semiconductors, which are expected to increase in June 2027).

The Company has concluded that the potential refund of IEEPA tariffs should be evaluated under a loss recovery model pursuant to Accounting Standards Codification ("ASC") 410‑30. The tariffs at issue were previously capitalized to inventory and subsequently expensed through cost of goods sold. Accordingly, any refund represents a recovery of previously recognized costs, and recognition is limited to amounts previously recorded.

Under the loss recovery model, an asset for recovery may be recognized only when receipt is considered probable, as defined under ASC 450‑20. While the Supreme Court ruling establishes a legal basis for recovery, material uncertainty remains regarding the administrative process required to obtain refunds. The U.S. Customs and Border Protection ("CBP") system became operational on April 20, 2026.

Given the lack of clarity surrounding refund execution to determine expected recovery amount, the Company has concluded that recovery of the IEEPA tariffs is not probable as of the reporting date. Accordingly, no refund receivable has been recognized. Management will continue to monitor developments, including CBP implementation milestones, formal guidance on claim submission, and claim acceptance processes.

Additionally, Adtran may owe money to customers depending on final assessments of contractual or implicit passthrough obligations. The Company will continue to monitor developments related to both refund recoverability and customer refund considerations and will update its accounting conclusions in future periods as facts and circumstances evolve.

401(k) Plan Corrective Action

In June 2024, the Company identified that within our Adtran, Inc. 401(k) plan for the year ended 2023, that deferrals and matching contributions should have been applied to vested equity award amounts in accordance with the plan documents. As such, we filed a voluntary correction program (“VCP”) application with the IRS and the Company is still in negotiations with the IRS regarding the appropriate corrective actions for this failure. Nonetheless, based on the current facts and circumstances surrounding the VCP negotiations, the Company accrued $1.4 million during the year ended December 31, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear in Part I, Item 1 of this document. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1A, Risk Factors, and Part I, Item 1, Business, to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 (the "2025 Form 10-K").

This discussion is designed to provide the reader with information that will assist in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our Condensed Consolidated Financial Statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 5 of this report for a description of important factors that could cause actual results to differ from expected results. See also Part 1, Item 1A, Risk Factors, of the 2025 Form 10‑K and Part II, Item 1A, Risk Factors of this Form 10-Q.

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

Our Subscriber Solutions portfolio is used by Service Providers to terminate their access services infrastructure at customers' premises while providing an immersive and interactive experience for residential, business and wholesale subscribers. This revenue category includes hardware and software-based products and services. These solutions include our Mosaic One SaaS applications featuring AI driven operations, fiber termination solutions for residential, business and wholesale subscribers, Wi-Fi access solutions for residential and business subscribers, Ethernet switching and network edge virtualization solutions for business subscribers and cloud software solutions covering a mix of subscriber types.

Our Access & Aggregation Solutions are solutions that are used by communications Service Providers to connect residential subscribers, business subscribers and mobile radio networks to the Service Providers’ metro network, primarily through fiber-based connectivity. This revenue category includes hardware and software-based products and services. Our solutions within this category are a mix of fiber access and aggregation platforms, precision network synchronization and timing solutions and access orchestration solutions that ensure highly reliable and efficient network performance.

Our Optical Networking Solutions are used by communications Service Providers, internet content providers and large-scale enterprises to securely interconnect metro and regional networks over fiber. This revenue category includes hardware and software-based products and services. Our solutions within this category include open optical terminals, open line systems, optical subsystems and modules, network infrastructure assurance systems and automation platforms that are used to build high-scale, secure and assured optical networks.

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

Under the DPLTA, subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, (i) the Company is entitled to issue binding instructions to the management board of Adtran Networks, (ii) Adtran Networks will transfer its annual profit to the Company, subject to, among other things, the creation or dissolution of certain reserves, and (iii) the Company will absorb the annual net loss incurred by Adtran Networks. The Company’s payment obligation in satisfaction of the requirement that it absorb Adtran Networks’ annual net loss applied to the net loss generated by Adtran Networks in 2025, and it will apply to any net loss generated by Adtran Networks in 2026.

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than us) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share plus guaranteed interest ("Exit Compensation"), or (ii) to remain Adtran Networks shareholders and receive a recurring compensation in cash of €0.52 per share for each full fiscal year of Adtran Networks (“Annual Recurring Compensation”). The guaranteed interest component under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component that was 1.27% as of March 31, 2026. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for the second quarter of 2026, and the Annual Recurring Compensation will be due on the third banking day following the meeting. The adequacy of both forms of compensation has been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (including interest thereon) than agreed upon in the DPLTA.

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

For the three months ended March 31, 2026, approximately 0.2 million shares of Adtran Networks stock were tendered to the Company and Exit Compensation of €3.6 million or approximately $4.1 million are to be settled in cash in April 2026. For the three months ended March 31, 2025, less than one thousand shares of Adtran Networks stock were tendered to the Company and exit compensation payments of €12 thousand or $13 thousand based on the applicable exchange rates at the time of the transaction were paid to Adtran Networks shareholders.

In summary, the Company believes that its cash and cash equivalents, working capital management initiatives and availability to access cash under the Wells Fargo credit facility or other future sources of capital will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under both the Notes and the DPLTA, including anticipated levels of Exit Compensation, as well as to support our ability to continue to comply with our debt covenants under the Credit Facility for at least the next twelve months, from the issuance of the consolidated financial statements included in Part I, Item 1 of this Q. See Note 10, Credit Agreements, for additional information regarding the terms of the Amendments of the Credit Agreement.

We currently hold 37,047,086 no-par value bearer shares of Adtran Networks, representing 71.2% of Adtran Networks outstanding shares as of March 31, 2026.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.14 included in our 2025 Form 10-K.

FINANCIAL PERFORMANCE AND TRENDS

We ended the first quarter of 2026 with a year-over-year revenue increase of 15.5% as compared to the three months ended March 31, 2025, driven by increased volume of sales activity and continued strength of our core markets, due to broadband expansion brought about by higher service provider spending, continued vendor consolidation due to a shift away from high-risk vendors. During the first quarter of 2026, we had one customer with revenues greater than 10.0%, which was an international Service Provider customer and our five largest customers comprised 28.7% of our revenue. Our year-over-year domestic revenue increased by 41.6% due to continued customer spending and broadband expansion. Internationally, our year-over-year revenue decreased by 3.2%, primarily driven by the timing of sales with an international Service Provider customer. Our Access & Aggregation, Subscriber Solutions and Optical Networking revenue categories all experienced increased volume of sales activity due to growth across most product lines, and the continued expansion of our customer base.

Our operating results improved due to continuing strong demand, improving margins and disciplined approach to controlling operational expenses. In addition, we continue to support our customer demand for our products by working with our suppliers, contract manufacturers, distributors, and customers to address and to limit potential disruptions to our operations and order fulfillment. Moreover, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of this inventory may have an additional adverse effect on our business and operating results beyond the effects of the most recent inventory write-downs. On the other hand, not maintaining sufficient inventory levels to ensure prompt delivery of our products may cause us to incur expediting costs to meet customer delivery requirements, which may negatively impact our operating results.

Trade Policy/Tariffs

During 2025, the U.S. introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. See ‘Tariff Refund” below for further discussion of the tariff refunds. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs (including tariffs on semiconductors, which are expected to increase in June 2027). On April 2, 2026, President Trump further amended the copper, steel and aluminum tariffs issued under Section 232 of the Trade Expansion Act (TEA). The amended tariffs include a 50% tariff on raw copper, steel and aluminum, a flat 25% tariff on derivative products made with greater than 15% of copper, steel or aluminum, and a 15% tariff until 2027 on certain metal-intensive industrial equipment and electrical grid equipment. Derivative products with less than 15% of copper, steel or aluminum will no longer be subject to tariffs and if derivative products are made with U.S. copper, steel or aluminum, the tariff is lowered to a 10% tariff. The new tariff regime for copper, steel and aluminum became effective on April 6, 2026. Furthermore, recent U.S. trade actions have triggered retaliatory actions by certain affected countries, and other foreign governments may impose further trade measures, including reciprocal tariffs, on certain U.S. goods in the future. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. These changes in U.S. trade policy and subsequent retaliatory actions have the potential to materially alter various input costs for the Company. Moreover, related costs and the uncertainty arising from such changes in trade policy may result in shifts in customer behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability. To help mitigate this, we have taken steps to diversify our supply chain, manufacturing locations and relationships with suppliers to give us added flexibility. For example, beginning in the first quarter of 2026 our suppliers became able to ship products directly to a free trade zone which opened at our Huntsville, Alabama facility. See “Changes in trade policy in the U.S. and other countries, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition,” in Part II, Item 1A “Risk Factors” of this report for further discussion of the risks associated with the changes to U.S. and foreign trade policies.

Tariff Refund

The Company has concluded that the potential refund of IEEPA tariffs should be evaluated under a loss recovery model pursuant to Accounting Standards Codification ("ASC") 410‑30. The tariffs at issue were previously capitalized to inventory and subsequently expensed through cost of goods sold. Accordingly, any refund represents a recovery of previously recognized costs, and recognition is limited to amounts previously recorded.

Under the loss recovery model, an asset for recovery may be recognized only when receipt is considered probable, as defined under ASC 450‑20. While the Supreme Court ruling establishes a legal basis for recovery, material uncertainty remains regarding the administrative process required to obtain refunds. The U.S. Customs and Border Protection ("CBP") system became operational on April 20, 2026.

Given the lack of clarity surrounding refund execution to determine expected recovery amount, the Company has concluded that recovery of the IEEPA tariffs is not probable as of the reporting date. Accordingly, no refund receivable has been recognized.

Management will continue to monitor developments, including CBP implementation milestones, formal guidance on claim submission, and claim acceptance processes.

Additionally, Adtran may owe money to customers depending on final assessments of contractual or implicit passthrough obligations. The Company will continue to monitor developments related to both refund recoverability and customer refund considerations and will update its accounting conclusions in future periods as facts and circumstances evolve.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2026, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025

The following table presents selected financial information derived from our Condensed Consolidated Statements of Loss expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended
	March 31,
	2026	2025
Revenue
Network Solutions	83.2%	81.6
Services & Support	16.8	18.4
Total Revenue	100.0	100.0
Cost of Revenue
Network Solutions	54.1	54.2
Services & Support	6.4	7.4
Total Cost of Revenue	60.5	61.6
Gross Profit	39.5	38.4
Selling, general and administrative expenses	19.5	20.3
Research and development expenses	17.7	19.7
Operating Income (Loss)	2.2	(1.6)
Interest and dividend income	0.1	0.1
Interest expense	(1.5)	(1.9)
Net investment loss	(0.3)	(0.7)
Other income, net	0.4	0.4
Income (Loss) Before Income Taxes	1.0	(3.8)
Income tax (expense) benefit	(0.7)	0.2
Net Income (Loss)	0.3%	(3.6)
Less: Net Income attributable to non-controlling interest	0.8	0.9
Net Loss attributable to ADTRAN Holdings, Inc.	(0.5)%	(4.5)

Revenue

Our revenue increased 15.5% from $247.7 million for the three months ended March 31, 2025, to $286.1 million for the three months ended March 31, 2026, which was driven by increased volume of sales activity and continued strength of our core markets, due to broadband expansion brought about by higher service provider spending and continued vendor consolidation due to a shift away from high-risk vendors. The increase in revenue by category for the three months ended March 31, 2026, was primarily attributable to a $19.1 million increase in Optical Networking Solutions products a $17.8 million increase in Subscriber Solutions products, and a $1.4 million increase in Access & Aggregation revenue. The increase in Optical Networking Solutions products was primarily driven by high-risk vendor displacement across Europe and was helped by increased sales to enterprise, government and internet content provider customers. The increase in Subscriber Solutions products was primarily driven by continued investment in fiber-to-the-home, multi-Gig Wi-Fi 7, and Carrier Ethernet applications. The increase in Access & Aggregation revenue was driven by broad-based strength across the U.S. and Europe.

Network Solutions segment revenue increased 17.7% from $202.2 million for the three months ended March 31, 2025, to $237.9 million for the three months ended March 31, 2026. The increase in Network Solutions revenue for the three months ended March 31, 2026, was due to an increase of $18.4 million in volume of sales activity in Subscriber Solutions products, an increase of $16.3 million in volume of sales activity in Optical Networking Solutions products and an increase of $0.9 million in volume of sales activity in Access & Aggregation products.

Services & Support segment revenue increased 5.8% from $45.5 million for the three months ended March 31, 2025, to $48.1 million for the three months ended March 31, 2026. The increase in revenue for the three months ended March 31, 2026, was primarily attributable a $2.8 million increase in Optical Networking services a $0.4 million increase in Access & Aggregation, partially offset by a $0.6 million decrease for Subscriber Solutions.

U.S. revenue increased by 41.6% from $103.2 million for the three months ended March 31, 2025, to $146.2 million for the three months ended March 31, 2026. The increase in U.S. revenue for the three months ended March 31, 2026, was primarily due to continued customer spending and broadband expansion.

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., decreased by 3.2% from $144.6 million for the three months ended March 31, 2025 to $139.9 million for the three months ended March 31, 2026. International revenue, as a percentage of total revenue, decreased from 58.3% for the three months ended March 31, 2025, to 48.9% for the three months ended March 31, 2026. The decrease in international revenue for the three months ended March 31, 2026, was primarily driven by the timing of sales with an international Service Provider customer. While international revenue has decreased for the three months ended March 31, 2026 and 2025 the mix of our Network Solutions and Services & Support segments as a percentage of total international revenue remains relatively consistent. For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, changes in foreign currencies relative to the U.S. dollar increased our net revenue by approximately $9.3 million.

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

Cost of Revenue

As a percentage of revenue, cost of revenue decreased from 61.6% for the three months ended March 31, 2025, to 60.5% for the three months ended March 31, 2026. The decrease in cost of revenue as a percentage of revenue for the three months ended March 31, 2026 was attributable to a 1.0% decrease in material costs as a percentage of revenue as a result of customer and product mix and a 0.2% decrease is labor cost as a percentage of revenue as a result of leveraging fixed costs on higher sales volume. For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, changes in foreign currencies relative to the U.S. dollar increased our cost of revenue by approximately $5.0 million.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, decreased from 66.4% for the three months ended March 31, 2025, to 65.0% for the three months ended March 31, 2026. The decrease in cost of revenue as a percentage of revenue for the three months ended March 31, 2026 was attributable to a 1.0% decrease in material costs as a percentage of revenue as a result of customer and product mix and a 0.4% decrease is labor cost as a percentage of revenue as a result of leveraging fixed costs on higher sales volume.

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased from 40.3% for the three months ended March 31, 2025, to 38.3% for the three months ended March 31, 2026. The decrease in cost of revenue as a percentage of revenue for the three months ended March 31, 2026, was primarily attributable to a 4.5% decrease in material costs partially offset by a 2.1% increase in labor and assembly cost as a percentage of revenue as a result of as a result of customer and product mix.

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

Gross Profit

As a percentage of revenue, gross profit increased from 38.4% for the three months ended March 31, 2025, to 39.5% for the three months ended March 31, 2026. The increase in gross profit as a percentage of revenue for the three months ended March 31, 2026 was attributable to a 1.0% decrease in material costs as a percentage of revenue as a result of customer and product mix and a 0.2% decrease is labor cost as a percentage of revenue as a result of leveraging fixed costs on higher sales volume. For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, changes in foreign currencies relative to the U.S. dollar increased our gross profit by approximately $4.3 million.

As a percentage of that segment's revenue, Network Solutions gross profit increased from 33.6% for the three months ended March 31, 2025, to 35.0% for the three months ended March 31, 2026. The increase in gross profit as a percentage of revenue for the three months ended March 31, 2026 was attributable to a 1.0% decrease in material costs as a percentage of revenue as a result of customer and product mix and a 0.4% decrease is labor cost as a percentage of revenue as a result of leveraging fixed costs on higher sales volume.

As a percentage of that segment's revenue, Services & Support gross profit increased from 59.7% for the three months ended March 31, 2025, to 61.7% for the three months ended March 31, 2026. The increase in cost of revenue as a percentage of revenue for the three months ended March 31, 2026, was primarily attributable to a 4.5% decrease in material costs partially offset by a 2.1% increase in labor and assembly cost as a percentage of revenue as a result of as a result of customer and product mix.

Selling, General and Administrative Expenses

As a percentage of revenue, selling, general and administrative expenses decreased from 20.3% for the three months ended March 31, 2025, to 19.5% for the three months ended March 31, 2026. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses increased 11.0% from $50.3 million for the three months ended March 31, 2025, to $55.8 million for the three months ended March 31, 2026. Selling, general and administrative expenses include personnel costs for management, accounting, information technology, human resources, sales and marketing, as well as professional fees, contract services and legal and litigation related costs. The increase in selling, general and administrative expenses was primarily attributable to increased employee-related costs of $3.7 million, increased deferred compensation plan expense of $1.5 million and increased travel related expenses of $0.6 million, partially offset by a decrease in stock-based compensation expense of $0.8 million. For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, changes in foreign currencies relative to the U.S dollar increased our selling, general and administrative expenses by approximately $2.3 million.

Research and Development Expenses

As a percentage of revenue, research and development expenses decreased from 19.7% for the three months ended March 31, 2025, to 17.7% for the three months ended March 31, 2026. Research and development expenses as a percentage of revenue will generally fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

Research and development expenses increased 3.9% from $48.9 million for the three months ended March 31, 2025, to $50.8 million for the three months ended March 31, 2026. The increase in research and development expenses for the three months ended March 31, 2026, was primarily attributable to increased employee-related costs of $2.6 million, increased office lease expense of $0.4 million and increased depreciation and amortization expense of $0.4 million partially offset by increased governmental research and development subsidies of $0.8 million and decreased stock-based compensation expense of $0.4 million. For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, changes in foreign currencies relative to the U.S. dollar increased our research and development expenses by approximately $2.3 million.

Adtran Networks has arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expenses incurred. For the three months ended March 31, 2026 and 2025, the Company recognized $3.1 million and $2.2 million as a reduction of research and development expense, respectively.

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

Interest and Dividend Income

Interest and dividend income increased from $0.1 million for the three months ended March 31, 2025 to $0.3 million for the three months ended March 31, 2026. The increase in interest and dividend income is primarily attributable to fluctuations in investment balances and an increase in the rate of return on those investments due to interest rate movements.

Interest Expense

Interest expense decreased from $4.8 million for the three months ended March 31, 2025, to $4.2 million for the three months ended March 31, 2026. The decrease in interest expense during the three months ended March 31, 2026, was primarily driven by the issuance of the 2030 Notes, which accrues interest at 4.7%, and the repayment of the majority of the Credit Agreement which accrued interest at 8.6% for the three months ended March 31, 2025. See Note 10 and Note 11 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Net Investment Loss

We recognized a net investment loss of $1.7 million for the three months ended March 31, 2025 and a net investment loss of $0.9 million for the three months ended March 31, 2026. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 5 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

Other Income, net

Other income, net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, increased from income of $0.9 million for the three months ended March 31, 2025 to income of $1.3 million for the three months ended March 31, 2026.

Income Tax (Expense) Benefit

The Company's effective tax rate changed from a benefit of 4.2% of pre-tax loss for the three months ended March 31, 2025, to an expense of 67.3% of pre-tax income for the three months ended March 31, 2026 The change in the effective tax rate for the three months ended March 31, 2026, was driven primarily by loss jurisdictions for which the recognition of tax benefits on pre-tax losses incurred during the first quarter of 2026 were limited due to a valuation allowance.

Net Loss Attributable To Adtran Holdings, Inc.

As a result of the above factors, net loss attributable to ADTRAN Holdings, Inc. decreased from net loss of $11.3 million for the three months ended March 31, 2025, to a net loss of $1.3 million for the three months ended March 31, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We generally finance our ongoing business with existing cash, investments, credit arrangements and cash flow from operations to manage our working capital needs. We had a positive cash flow from operating activities of $12.7 million in the three months ended March 31, 2026. We have used, and expect to continue to use, existing cash, credit arrangements and cash generated from operations for working capital and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures.

As of March 31, 2026, our cash on hand was $88.3 million of which $66.6 million was held by our foreign subsidiaries. As of March 31, 2026 the Company had access to $319.2 million on its Credit Facility for future borrowings based on debt covenant compliance metrics. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax. As of December 31, 2025, our cash on hand was $95.7 million, of which $87.5 million was held by our foreign subsidiaries.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of March 31, 2026. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €304.4 million or approximately $351.7 million, based on an exchange rate as of March 31, 2026, and reflecting interest accrued through March 31, 2026, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the proceeding for the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.8 million or $9.0 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for the second quarter of 2026, and the Annual Recurring Compensation will be due on the third banking day following the meeting. During the three months ended March 31, 2026 and 2025, we accrued $2.2 million and $2.4 million, respectively, in Annual Recurring Compensation which is reflected as an increase to retained deficit.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (“Credit Agreement”), which has since been amended six times. As of both March 31, 2026 and the date of this filing the Company had access to $319.2 million on its Credit Facility for future borrowings based on debt covenant compliance metrics. The financial covenants under the Credit Agreement, as amended, require the Company to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (or 4.0x to 3.5x during a Springing Covenant Period), and a Consolidated Fixed Charge Coverage Ratio of 1.25x. In addition, during a Springing Covenant Period the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. The Credit Agreement matures in July 2027. The Company intends to refinance or replace the existing Credit Agreement with a new credit facility during the second quarter of 2026. There can be no assurances that this renewal will occur on terms acceptable to the Company, or at all. See Note 10, Credit Agreements, of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for additional information regarding the terms of the Wells Fargo Credit Agreement.

As of March 31, 2026, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company has sufficient liquidity through its operating cash flow and the borrowings available under the Credit Facility to meet a majority of its payment obligations under the DPLTA pertaining to Exit Compensation. For the three months ended March 31, 2026, approximately 0.2 million shares of Adtran Networks stock were tendered to the Company and Exit Compensation of €3.6 million or approximately $4.1 million are to be settled in cash in April 2026. For the three months ended March 31, 2025, less than one thousand shares of Adtran Networks stock were tendered to the Company and exit compensation payments of €12 thousand or $13 thousand based on the applicable exchange rates at the time of the transaction were paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and we do not expect the final decision to be published within the next 12 months; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the fact that the date of a decision by the court on the merits of the case is uncertain, it will likely take a minimum of 12 months for a ruling on the merits and thereafter, an expected appeal process will take a further 12-24 months to resolve; (iv) the current guaranteed Annual Recurring Compensation payment; and (v) the current trading value of Adtran Networks shares.

In summary, the Company believes that its cash and cash equivalents, working capital management initiatives and availability to access cash under the Wells Fargo Credit Facility (described below) or other future sources of capital, will be adequate to meet our business operating requirements, our capital expenditures and our expected obligations under the DPLTA, including anticipated levels of Exit Compensation and ability to continue to comply with our debt covenants under the Credit Facility for at least the next twelve months, from the issuance of these condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. See Note 10, Credit Agreements, for additional information regarding the terms of the Wells Fargo Credit agreement and Notes to Condensed Consolidated Financial Statements included in Part I, Item, 1 for additional information regarding the terms of the Wells Fargo Credit Agreement.

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

As of March 31, 2026, the Amended Credit Agreement provided for a secured revolving credit facility of up to $350.0 million of borrowings, $50.0 million of which is solely available to the German Borrower.

As of March 31, 2026, the Company’s borrowings under the revolving line of credit were $25.0 million. The credit facilities provided under the Amended Credit Agreement mature in July 2027, but the U.S. Borrower may request extensions subject to customary conditions. In addition, the U.S. Borrower may utilize up to $50.0 million of the $350.0 million total revolving facility for the issuance of letters of credit. As of March 31, 2026, the U.S. Borrower had a total of $5.8 million in letters of credit under the Amended Credit Agreement, leaving a net amount (after giving effect to the $25.0 million of outstanding borrowings described above) of $319.2 million available for future borrowings based on debt covenant compliance metrics. Any future credit extensions under the Amended Credit Agreement are subject to customary conditions precedent. The proceeds of any loans may be used as described above, as well as for working capital and other general corporate purposes.

Moreover, the Amended Credit Agreement provides for a sublimit under the existing $350.0 million revolving commitments in an aggregate amount of $50.0 million (“Subline”), which Subline is available for borrowings by the German Borrower. The Company had no borrowings under the Subline as of March 31, 2026. The existing swing line sublimit and letter of credit sublimit under the Amended Credit Agreement remain available to the U.S. Borrower (and not to the German Borrower). Otherwise, the loans under the Subline are subject to substantially the same terms and conditions under the Amended Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

All U.S. borrowings under the Amended Credit Agreement bear interest at a rate tied to the Base Rate (as defined in the Amended Credit Agreement) or SOFR, at the Company’s option, and all E.U. borrowings bear interest at a rate tied to the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent), in each case plus applicable margins which vary based on the consolidated net leverage ratio of the Company and its subsidiaries as determined pursuant to the terms of the Amended Credit Agreement. Default interest is 2.00% per annum in excess of the rate otherwise applicable. As of March 31, 2026, the weighted average interest rate on our revolving credit agreements was 8.92%.

The Company made certain representations and warranties to the lenders in the Amended Credit Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain a Consolidated Total Net Leverage Ratio of 5.00x, a Consolidated Senior Secured Net Leverage Ratio of 3.25x (4.0x to 3.5x during a “Springing Covenant Period,” as defined below) and a Consolidated Fixed Charge Coverage Ratio of 1.25x (as such ratios are defined in the Amended Credit Agreement). A “Springing Covenant Event” occurs when at least sixty percent (60.0%) of the outstanding shares of Adtran Networks that were not owned by the Company and its subsidiaries as of August 9, 2023 have been tendered and purchased by the Company. Upon the occurrence of a Springing Covenant Event, the Company will enter a “Springing Covenant Period”, defined as the fiscal quarter in which a Springing Covenant Event occurs and the three (3) consecutive fiscal quarters thereafter. During a Springing Covenant Period, the Company’s leverage ratios are increased. In addition, the cash and cash equivalents of the credit parties must be at least $50.0 million and the cash and cash equivalents of the Company and its subsidiaries must be at least $70.0 million. As of March 31, 2026, the Company was in compliance with all covenants.

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

Interest expense related to the 2030 Notes was $2.2 million for the three months ended March 31, 2026. In conjunction with the issuance of the 2030 Notes, the Company recognized debt issuance costs of $8.7 million, which were capitalized as components of the carrying amount and included in convertible senior notes, net within the Consolidated Balance Sheets. See Note 11 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information.

Operating Activities

Net cash provided by operating activities of $12.7 million during the three months ended March 31, 2026, decreased by $30.5 million compared to net cash provided by operating activities of $43.2 million during the three months ended March 31, 2025.

The following table sets forth adjustments to reconcile net income to net cash provided by operating activities:

(In thousands)	Three Months Ended March 31, 2026
Net income	$930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,916
Amortization of debt issuance cost	374
Amortization of convertible notes issuance costs	386
Loss on investments, net	822
Net loss on disposal of property, plant and equipment	60
Stock-based compensation expense	1,819
Deferred income taxes	(244)
Inventory reserves	143
Changes in operating assets and liabilities
Accounts receivable, net	(6,192)
Other receivables	(3,312)
Income taxes receivable, net	896
Inventory	4,671
Prepaid expenses, other current assets and other assets	(5,558)
Accounts payable	366
Accrued expenses and other liabilities	(9,197)
Income taxes payable	1,790
Net cash provided by operating activities	$12,670

Quarterly accounts receivable DSO increased from 66 days as of December 31, 2025, to 68 days as of March 31, 2026 and was primarily driven by customer and geographical mix of commercial terms.

The increase in other receivables was primarily attributable to an increase in our receivables for sales of raw materials and contract assets.

Quarterly inventory turnover increased from 2.80 turns as of December 31, 2025, to 3.3 turns as of March 31, 2026. The increase in inventory turnover was primarily attributable to increased volume of sales activity due to continue strength of spending within our core markets and utilization of buffer stock. The decrease in inventory was primarily attributable to increased volume of sales activity due to continue strength of spending within our core markets and utilization of buffer stock. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory for customer demand and improve working capital.

Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

The decrease in accrued expenses and other liabilities was primarily attributable to the payment of accrued bonuses related to our variable incentive cash compensation program.

Investing Activities

Capital expenditures, including intangibles totaled approximately $15.9 million and $18.7 million for the three months ended March 31, 2026 and 2025 respectively. These expenditures were primarily used to purchase computer hardware, internal use software, manufacturing and test equipment, and building improvements. The decrease in capital expenditures for the three months ended March 31, 2026, is primarily attributable to decreases in expenditures related to software and building renovation projects.

Our deferred compensation plan assets decreased 3.9% from $35.2 million as of December 31, 2025, to $33.8 million as of March 31, 2026. Our investments include various marketable equity securities with a fair market value of $0.9 million and $1.0 million as of March 31, 2026, and December 31, 2025. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities was $1.7 million, which was primarily due to $1.4 million of payments on a financing agreement and $1.6 million of payments of tax withholdings related to stock-based compensation settlements partially offset by $1.4 million proceeds from stock option exercises.

Stock Repurchase Program

There were no stock repurchases during the periods ended March 31, 2026, and 2025, and there currently is no authorized stock repurchase program for the repurchase of ADTRAN Holdings, Inc. shares.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 0.2 million and 0.1 million shares of common stock which resulted in proceeds of $1.4 million and $0.8 million during the three months ended March 31, 2026 and 2025, respectively.

Pension Plans

We maintain defined benefit pension plans covering employees in certain foreign countries. For additional information, see Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Deferred Compensation Programs

We have maintained two deferred compensation programs for certain executive management employees and our Board of Directors. On November 3, 2025 (the “Termination Date”), in an effort to streamline the benefits offered to members of management and other key employees, the Company terminated its Deferred Compensation Program for Employees (the “Deferred Compensation Plan”) and its Equity Deferral Program for Employees (the "Equity Deferral Program" together with the Deferred Compensation Plan, the “Plans”). The Company has also terminated its deferred compensation plans for its non-employee directors. The payment of all benefits to each Plan’s participants and beneficiaries will be in the form of lump sum or installment distributions which are expected to occur prior to December 31, 2026, but can occur no earlier than twelve (12) months and no later than twenty-four (24) months following the Termination Date (the “Liquidation Date”). Distributions of amounts that are set to occur prior to the Liquidation Date will be made as scheduled under the terms of each Plan. Until the Liquidation Date, each of the Plans will continue to operate in the ordinary course, except that no new deferrals will be credited to the participants for compensation earned after the Termination Date.

The fair value of the assets held by the deferred compensation programs totaled $33.8 million and $35.2 million as of March 31, 2026, and December 31, 2025, respectively, and is included in short-term investments on the Condensed Consolidated Balance Sheets. The amounts payable to the deferred compensation program participants totaled $37.1 million and $37.4 million as of March 31, 2026, and December 31, 2025, respectively. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements

We have exposure to credit losses from off-balance sheet exposures, to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds, where we believe the risk of loss is immaterial to our financial statements as of March 31, 2026. Otherwise, we do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Note 17 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Cash Requirements

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of March 31, 2026, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied (but excluding payments that may be made pursuant to the DPLTA, which is discussed below). Other than operating lease obligations, the cash requirements table excludes interest payments.

(In thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Wells Fargo credit agreement(1)	$25,000	$—	$25,000	$—	$—	$—	$—
Convertible Senior Notes (1)	201,250	—	—	—	—	201,250	—
Purchase obligations(2)	223,661	203,553	15,299	4,743	66	—	—
Operating lease obligations(3)	41,005	6,854	8,405	7,914	4,205	3,187	10,440
Totals	$490,916	$210,407	$48,704	$12,657	$4,271	$204,437	$10,440

(1) See description below.

(2) We have purchase obligations related to open purchase orders to our contract manufacturers, ODMs, component suppliers, service partners and other vendors. The settlement of our purchase obligations will occur at various dates beginning in 2026 and going through 2029. See Note 17 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for more information.

(3) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations. Our operating leases had remaining lease terms ranging from 1 month to 152 months as of March 31, 2026.

Wells Fargo Credit Agreement

On July 18, 2022, ADTRAN Holdings, Inc. and ADTRAN, Inc., as the borrower, entered into the Credit Agreement with the Administrative Agent and the other lenders named therein. The Credit Agreement was subsequently amended six times. As of March 31, 2026, the Company's borrowings under the revolving line of credit were $25.0 million. As of March 31, 2026, the Company had access to $319.2 million on its Credit Facility for future borrowings based on debt covenant compliance metrics. The Credit Facility matures in July 2027; however, the Company may request extensions subject to customary conditions. See Note 10 and 17 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report and “Liquidity and Capital Resources - Wells Fargo Credit Facility” in Part I, Item 2 of this report for additional information.

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

Receivables Purchase Arrangements

On July 1, 2024, the Company entered into a Factoring Agreement with the Factor, which accelerates receivable collection and helps to better manage cash flow. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. Total accounts receivables factored as of the end of March 31, 2026, totaled $26.1 million of which $3.9 million was retained pursuant to the Factoring Agreement in the reserve account. During the three months ended March 31, 2026 and 2025, the Company received $51.8 million and $31.8 million in cash proceeds from the Factoring Agreement, respectively, which are recorded in operating cash flows on the Condensed Consolidated Statement of Cash Flows. See Note 2 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of March 31, 2026. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €304.4 million or approximately $351.7 million, based on an exchange rate as of March 31, 2026, and reflecting interest accrued through March 31, 2026, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the proceeding for the trial on the merits of the DPLTA has recommenced. It is expected to take a minimum of 12 months for a ruling of the court on the merits and such ruling will most likely be appealed, which would be expected to take an additional 12-24 months to be resolved. Accordingly, the Company does not expect a final decision on the DPLTA appraisal proceedings to be rendered and published prior to 2027, and most likely not until 2028 or beyond.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.8 million or $9.0 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholder meeting is scheduled for the second quarter of 2026, and the Annual Recurring Compensation will be due on the third banking day following the meeting. During the three months ended March 31, 2026 and 2025, we accrued $2.2 million and $2.4 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares. For the three months ended March 31, 2026, approximately 0.2 million shares of Adtran Networks stock were tendered to the Company and Exit Compensation of €3.6 million or approximately $4.1 million are to be settled in cash in April 2026. For the three months ended March 31, 2025, less than one thousand shares of Adtran Networks stock were tendered to the Company and exit compensation payments of €12 thousand or $13 thousand based on the applicable exchange rates at the time of the transaction were paid to Adtran Networks shareholders.

We currently hold 37,047,086 no-par value bearer shares of Adtran Networks, representing 71.2% of Adtran Networks outstanding shares as of March 31, 2026.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.14 of the 2025 Form 10-K.

Other Cash Requirements

During the three months ended March 31, 2026, other than the Exit Compensation payments, Annual Recurring Compensation under the DPLTA, and receivables purchase arrangements, there have been no other material changes in cash requirements from those discussed in the 2025 Form 10-K and our cash requirements table shown in Liquidity and Capital Resources above.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of March 31, 2026, and December 31, 2025, we had commitments related to these bonds totaling $22.2 million and $22.4 million, respectively, which expire at various dates through April 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Critical Accounting Policies and Estimates

Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. Several accounting policies, as described in Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, require material subjective or complex judgment and have a significant impact on our financial condition and results of operations, as applicable. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the three months ended March 31, 2026, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2025 Form 10-K.

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

We maintain depository investments with certain financial institutions. As of March 31, 2026, $83.8 million of our cash and cash equivalents, primarily foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

Interest Rate Risk

As of March 31, 2026, we held $0.6 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of March 31, 2026, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. As of March 31, 2026, the carrying amounts of our revolving credit agreements totaled $25.0 million where a change in interest rates would impact our interest expense. A hypothetical 50 basis point increase in interest rates as of March 31, 2026, assuming all other variables remain constant, would increase our interest expense by $0.1 million. The analyses cover our debt and investments. The analyses use actual or approximate maturities for the debt and investments. The discount rates used were based on the market interest rates in effect at March 31, 2026.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, operating expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with the euro and the British pound. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary's functional currency or certain other local currency. The majority of our global supply chain predominately makes payments in U.S. dollars and some of our operating expenses are paid in certain local currencies (approximately 43.9% of total operating expense for the quarter ended March 31, 2026). Therefore, our revenue, gross margins, operating expenses and operating loss are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating loss. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $0.7 million for the quarter ended March 31, 2026. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of March 31, 2026, due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $8.7 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $8.3 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary.

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

For further information about the fair value of our investments as of March 31, 2026, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2026.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2026, management determined that there were deficiencies in Adtran’s internal control over financial reporting that constituted material weaknesses that existed as of March 31, 2026. Such material weaknesses were as follows:

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

The material weaknesses resulted in the restatements and revision to our consolidated financial statements for the years ended December 31, 2022, 2023 and 2024, as well as the condensed consolidated financial statements for the quarterly and year-to-date periods ended September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024. The material weaknesses also resulted in material adjustments that were corrected prior to the issuance of the condensed consolidated financial statements for the quarterly period ended March 31, 2025. Additionally, these material weaknesses could result in misstatements of Adtran’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s Remediation Efforts

To remediate the material weaknesses in Adtran’s internal control over financial reporting related to the risks of material misstatement, and financial statement preparation, presentation and disclosure of transactions including non-controlling interest, Adtran has enhanced existing controls over the review of Adtran’s consolidated financial statements and in the fourth quarter of 2025 completed the implementation of additional financial statement review controls. We believe these enhanced and additional controls operated effectively through the date of this filing. Adtran’s management believes that the continued operation of the activities outlined above in subsequent reporting periods will be effective in remediating such material weaknesses. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded that, through testing, these controls are operating effectively.

Until the remediation steps set forth above, including the implementation of all necessary control activities that we identify, continue to operate effectively for a sufficient amount of time, and there has been time for us to conclude through testing that the control activities have been operating effectively for such time, the material weaknesses described above will not be considered fully remediated.

Changes in Internal Control over Financial Reporting

There were no changes in Adtran’s internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented under the caption “DPLTA Appraisal Proceedings” in Note 17 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2026, we did not repurchase any shares of our common stock. As of March 31, 2026, there is no current authorization to repurchase common stock.

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Not applicable

(c) Insider Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed July 8, 2022)

3.2	Second Amended and Restated Bylaws of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed October 24, 2023)

10.1	Second Amendment to the CEO Employment Agreement, dated April 6, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 7, 2026)

10.2

Form of 2026 3-Year Performance Shares Agreement under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 7, 2026)

10.3

Form of 2026 CEO 3-Year Performance Shares Agreement under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 7, 2026)

10.4*	Form of 2026 Restricted Stock Unit Agreement under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan

10.5*	Form of 2026 CEO Restricted Stock Unit Agreement under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Loss for the three months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN Holdings, Inc. (Registrant)

Date: May 5, 2026	/s/ Timothy Santo
Timothy Santo
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)