Form 10-Q
period 2026-06-30
ADTRAN Holdings, Inc.
filed 2026-08-04
CIK 926282

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, the registrant had 81,481,407 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q

For the three and six months ended June 30, 2026

Table of Contents

Item Number		Page Number
	Glossary of Selected Terms	3
	General	4
	Cautionary Note Regarding Forward-Looking Statements	4
	PART I — FINANCIAL INFORMATION

1	Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 – (Unaudited)	7
	Condensed Consolidated Statements of Loss for the three and six months ended June 30, 2026 and 2025 – (Unaudited)	8
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2026 and 2025 – (Unaudited)	9
	Condensed Consolidated Statements of Changes in Equity for the three months ended June 30, 2026 and 2025 and for the six months ended June 30, 2026 and 2025 – (Unaudited)	10
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 – (Unaudited)	12
	Notes to Condensed Consolidated Financial Statements – (Unaudited)	13
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
3	Quantitative and Qualitative Disclosures About Market Risk	48
4	Controls and Procedures	49

	PART II — OTHER INFORMATION
1	Legal Proceedings	50
1A	Risk Factors	50
2	Unregistered Sales of Equity Securities and Use of Proceeds	53
5	Other Information	53
6	Exhibits	54
	SIGNATURE	55

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

Risks related to our financial results and Company success

•
We are obligated to comply with covenants related to our JPMorgan Chase Bank Credit Agreement (the "New Credit Agreement") that restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate our debt obligations.
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

•
Our international operations have exposed and may continue to expose us to additional risks, increase our costs and adversely affect our operating results, financial condition and cash flows. (including risks relating to the recent escalation and broadening of the conflict involving the United States, Iran, Israel, and Lebanon)
•
Our success depends on attracting and retaining key personnel.
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
•
Further downgrades of the U.S. credit rating, automatic spending cuts, the recent government shutdown or a future government shutdown could negatively impact our liquidity, financial condition and earnings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$79,236	$95,696
Accounts receivable, less allowance for credit losses of $1,560 and $1,318 as of June 30, 2026 and December 31, 2025, respectively	205,761	210,687
Other receivables	9,066	7,046
Inventory, net	208,778	215,736
Income tax receivable	3,537	3,667
Prepaid expenses and other current assets	60,432	55,317
Short-term investments - deferred compensation	39,075	35,174
Assets held for sale	11,901	11,901
Total Current Assets	617,786	635,224
Property, plant and equipment, net	123,002	124,384
Goodwill	58,336	59,983
Intangible assets, net	269,488	294,047
Deferred tax assets	16,223	16,481
Other non-current assets	64,110	73,352
Long-term investments	1,016	1,022
Total Assets	$1,149,961	$1,204,493
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$169,322	$167,337
Unearned revenue	78,711	87,541
Accrued expenses and other liabilities	24,702	33,690
Accrued wages and benefits	25,613	32,203
Deferred compensation liability	42,653	37,447
Income tax payable	3,804	3,642
Total Current Liabilities	344,805	361,860
Non-current revolving credit agreement	25,000	25,000
Non-current convertible senior notes, net of debt issuance costs	193,822	193,038
Deferred tax liabilities	26,491	27,453
Non-current unearned revenue	24,959	27,143
Non-current pension liability	6,357	6,277
Non-current lease obligations	23,842	27,000
Other non-current liabilities	16,028	17,564
Total Liabilities	661,304	685,335
Commitments and contingencies (see Note 17)
Redeemable Non-Controlling Interest	359,160	373,328
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 81,453 shares issued and 81,195 outstanding as of June 30, 2026 and 80,188 shares issued and 79,926 outstanding as of December 31, 2025	815	802
Additional paid-in capital	805,882	801,269
Accumulated other comprehensive income	64,194	78,877
Retained deficit	(736,379)	(730,010)
Less treasury stock at cost: 258 and 262 shares as of June 30, 2026 and December 31, 2025, respectively	(5,015)	(5,108)
Total Equity	129,497	145,830
Total Liabilities and Equity	$1,149,961	$1,204,493

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Network Solutions	$232,898	$219,498	$470,839	$421,715
Services & Support	48,248	45,570	96,393	91,097
Total Revenue	281,146	265,068	567,232	512,812
Cost of Revenue
Network Solutions	157,585	147,321	312,233	281,562
Services & Support	19,610	18,823	38,060	37,150
Total Cost of Revenue	177,195	166,144	350,293	318,712
Gross Profit	103,951	98,924	216,939	194,100
Selling, general and administrative expenses	60,243	60,347	116,079	110,632
Research and development expenses	53,779	51,895	104,556	100,754
Operating Loss	(10,071)	(13,318)	(3,696)	(17,286)
Interest and dividend income	397	201	697	327
Interest expense	(4,234)	(4,564)	(8,475)	(9,325)
Net investment gain	5,274	3,075	4,424	1,389
Other income (expense), net	718	(2,636)	1,981	(1,692)
Loss Before Income Taxes	(7,916)	(17,242)	(5,069)	(26,587)
Income tax expense	(788)	(1,016)	(2,705)	(619)
Net Loss	$(8,704)	$(18,258)	$(7,774)	$(27,206)
Less: Net Income attributable to non-controlling interest(1)	2,201	2,273	4,452	4,592
Net Loss attributable to ADTRAN Holdings, Inc.	$(10,905)	$(20,531)	$(12,226)	$(31,798)

Weighted average shares outstanding – basic	80,948	79,748	80,639	79,642
Weighted average shares outstanding – diluted	80,948	79,748	80,639	79,642

Loss per common share attributable to ADTRAN Holdings, Inc. – basic(2)	$(0.13)	$(0.24)	$(0.14)	$(0.38)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted(2)	$(0.13)	$(0.24)	$(0.14)	$(0.38)

(1) For the three and six months ended June 30, 2026 we accrued $2.1 million and $4.3 million, respectively, net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA. For the three and six months ended June 30, 2025, we accrued $2.4 million and $4.8 million, respectively, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA.

(2) Loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted - reflects a $0.6 million and $0.9 million effect of redemption of RNCI for the three and six months ended June 30, 2026, respectively, and a $1.5 million effect of redemption of RNCI for the three and six months ended June 30, 2025. See Note 15 for additional information.

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Loss	$(8,704)	$(18,258)	$(7,774)	$(27,206)
Other Comprehensive (Loss) Income, net of tax
Defined benefit plan adjustments	(49)	268	(115)	399
Foreign currency translation (loss) gain	(5,803)	46,455	(14,568)	66,702
Other Comprehensive (Loss) Income, net of tax	(5,852)	46,723	(14,683)	67,101
Comprehensive (Loss) Income, net of tax	(14,556)	28,465	(22,457)	39,895
Less: Comprehensive Income attributable to non-controlling interest	2,201	2,273	4,452	4,592
Comprehensive (Loss) Income attributable to ADTRAN Holdings, Inc., net of tax	$(16,757)	$26,192	$(26,909)	$35,303

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2025	80,188	$802	$801,269	$(730,010)	$(5,108)	$78,877	$145,830
Net income	—	—	—	930	—	—	930
Annual recurring compensation earned	—	—	—	(2,251)	—	—	(2,251)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,831)	(8,831)
Dividends accrued on unvested restricted stock units	—	—	—	(7)	—	—	(7)
Deferred compensation adjustments, net of tax	—	—	(57)	—	93	—	36
ADTRAN RSUs and restricted stock vested	398	4	—	(1,675)	—	—	(1,671)
ADTRAN stock options exercised	217	2	—	1,367	—	—	1,369
ADTRAN stock-based compensation expense	—	—	1,819	—	—	—	1,819
Redemption of redeemable non-controlling interest	—	—	—	301	—	—	301
Balance as of March 31, 2026	80,803	$808	$803,031	$(731,345)	$(5,015)	$70,046	$137,525
Net loss	—	—	—	(8,704)	—	—	(8,704)
Annual recurring compensation earned	—	—	—	(2,201)	—	—	(2,201)
Other comprehensive loss, net of tax	—	—	—	—	—	(5,852)	(5,852)
ADTRAN RSUs and restricted stock vested	12	—	—	51	—	—	51
ADTRAN stock options exercised	638	7	—	5,236	—	—	5,243
ADTRAN stock-based compensation expense	—	—	2,851	—	—	—	2,851
Redemption of redeemable non-controlling interest	—	—	—	584	—	—	584
Balance as of June 30, 2026	81,453	$815	$805,882	$(736,379)	$(5,015)	$64,194	$129,497

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

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,774)	$(27,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,478	44,990
Amortization of debt issuance cost	746	639
Amortization of convertible notes issuance costs	784	—
Gain on investments, net	(4,530)	(1,506)
Net loss on disposal of property, plant and equipment	82	24
Stock-based compensation expense	4,670	5,888
Deferred income taxes	(413)	1,189
Inventory reserves	277	9,176
Changes in operating assets and liabilities:
Accounts receivable, net	1,758	25,754
Other receivables	(2,872)	1,416
Income taxes receivable, net	2,733	(2,349)
Inventory	3,422	29,594
Prepaid expenses, other current assets and other assets	426	6,095
Accounts payable	10,941	(6,242)
Accrued expenses and other liabilities	(20,468)	(11,305)
Income taxes payable	(1,675)	(816)
Net cash provided by operating activities	38,585	75,341

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,440)	(12,084)
Intangibles - internally developed technology	(16,737)	(20,444)
Proceeds from sales and maturities of available-for-sale investments	812	727
Purchases of available-for-sale investments	(141)	(243)
Payments for beneficial interest in securitized accounts receivable	(478)	(49)
Net cash used in investing activities	(32,984)	(32,093)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(1,604)	(1,223)
Proceeds from stock option exercises	6,612	1,163
Payments on financing agreement	(1,400)	—
Redemption of redeemable non-controlling interest	(13,766)	(19,363)
Payment of annual recurring compensation to non-controlling interest	(8,881)	—
Proceeds from draw on revolving credit agreements	—	24,000
Repayment of revolving credit agreements	—	(24,000)
Payment of debt issuance cost	—	(64)
Net cash used in financing activities	(19,039)	(19,487)

Net (decrease) increase in cash and cash equivalents	(13,438)	23,761
Effect of exchange rate changes	(3,022)	6,489
Cash and cash equivalents, beginning of period	95,696	76,021
Cash and cash equivalents, end of period	$79,236	$106,271

Supplemental disclosure of cash financing activities:
Cash paid for interest	$5,016	$8,049
Cash paid for income taxes, net	$2,573	$4,155
Cash used in operating activities related to operating leases	$4,819	$5,236
Supplemental disclosure of non-cash investing and financing activities:
Redemption of redeemable non-controlling interest	$885	$1,491
Right-of-use assets obtained in exchange for lease obligations	$1,094	$3,538
Purchases of property, plant and equipment included in accounts payable	$436	$1,450

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of June 30, 2026. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €292.6 million or approximately $334.2 million, based on an exchange rate as of June 30, 2026, and reflecting interest accrued through June 30, 2026 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the effective date of the DPLTA on January 16, 2023, certain Adtran Networks shareholders filed lawsuits against the Company in the Regional Court Meiningen, Germany challenging the Exit Compensation offered under the DPLTA. The Regional Court Meiningen has not yet ruled on the shareholders' claims. After the Regional Court Meiningen issues an opinion, an appeal is likely to follow, and thus the Company does not anticipate a final decision on the shareholders' claims until late 2027 or 2028. Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.6 million (or $8.7 million based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders as of June 30, 2026 were to elect Exit Compensation.

The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 15, 2026 and, therefore, the Annual Recurring Compensation was paid after the ordinary general shareholders' meeting in the amount of $8.9 million. During the three months ended June 30, 2026 and 2025, we accrued $2.1 million and $2.4 million, respectively, in Annual Recurring Compensation. During the six months ended June 30, 2026 and 2025, we accrued $4.3 million and $4.8 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Former Credit Agreement”), which was subsequently amended six times. The Company had access to $318.2 million on its Former Credit Agreement for future borrowings based on debt covenant compliance metrics. On July 21, 2026, the Company terminated the credit agreement with Wells Fargo, repaid all principal amounts under the Former Credit Agreement and entered into a new five-year, $350.0 million credit agreement with J.P. Morgan Chase Bank, N.A. (the "New Credit Agreement") See Note 18, Subsequent Events for additional information regarding the terms of the New Credit Agreement.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares.

For the three and six months ended June 30, 2026, approximately 0.4 million shares and 0.6 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €11.7 million, or $13.8 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and six months ended June 30, 2025, approximately 0.9 million shares, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and the Company does not anticipate a final decision on shareholder's challenges to Exit Compensation until late 2027 or 2028; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the current guaranteed Annual Recurring Compensation payment; and (iv) the current trading value of Adtran Networks shares.

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

The Company believes that its cash and cash equivalents, working capital management and availability to access cash under its credit facility or other future sources of capital will be adequate to meet its business operating requirements, its capital expenditures and its expected obligations under both the Notes and the DPLTA, including the anticipated levels of Exit Compensation, as well as to support the Company’s ability to continue to comply with its debt covenants under its credit facility for at least the next twelve months, from the issuance of these financial statements. See Note 10, Credit Agreements, and Note 18, Subsequent Events for additional information regarding the terms of the Former Credit Agreement and the New Credit Agreement, respectively.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of ongoing inflationary pressures, continued elevated interest rates, currency fluctuations and political tensions as of June 30, 2026, and through the date of this report. These conditions could result in further impacts to the Company's consolidated financial statements in future reporting periods. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue.

During the six months ended June 30, 2026, there were no other significant changes to our critical accounting policies or estimates from those described in the financial statements contained in the 2025 Form 10-K.

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

The following tables disaggregate revenue by reportable segment and revenue category:

	Three Months Ended
	June 30, 2026			June 30, 2025
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation Solutions	72,145	14,788	86,933	77,353	13,859	91,212
Subscriber Solutions	73,543	10,986	84,529	75,537	8,221	83,758
Optical Networking Solutions	$87,210	$22,474	$109,684	$66,608	$23,490	$90,098
Total	$232,898	$48,248	$281,146	$219,498	$45,570	$265,068

	Six Months Ended
	June 30, 2026			June 30, 2025
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation Solutions	148,941	28,512	177,453	153,200	27,148	180,348
Subscriber Solutions	163,736	19,033	182,769	147,285	16,884	164,169
Optical Networking Solutions	$158,162	$48,848	$207,010	$121,230	$47,065	$168,295
Total	$470,839	$96,393	$567,232	$421,715	$91,097	$512,812

The aggregate amount of transaction price allocated to remaining performance obligations ("RPO") that have not been satisfied as of June 30, 2026 related to non-cancellable contractual maintenance agreements, non-cancellable contractual SaaS and subscription services, and non-cancellable hardware contracts amounted to $214.2 million. The majority of the Company's performance obligations will generally be satisfied within a year and any remaining performance obligations are typically recognized over one to three years.

The following table provides information about accounts receivable, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	June 30, 2026	December 31, 2025
Accounts receivable, net	$205,761	$210,687
Contract assets(1)	$620	$432
Unearned revenue	$78,711	$87,541
Non-current unearned revenue	$24,959	$27,143

(1) Included in other receivables on the Condensed Consolidated Balance Sheets.

Accounts Receivable

The allowance for credit losses was $1.6 million and $1.3 million as of June 30, 2026, and December 31, 2025, respectively, related to accounts receivable.

Receivables Purchase Agreement

On July 1, 2024, the Company entered into a receivables purchase agreement (the “Factoring Agreement”) with a third-party financial institution (the “Factor”), which accelerates receivable collection and helps to better manage cash flow. Total accounts receivables factored as of the end of June 30, 2026, totaled $18.3 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. Total accounts receivables factored as of the end of June 30, 2025, totaled $18.4 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The balance in the reserve account is included in other assets.

During the three and six months ended June 30, 2026, the Company received $43.0 million and $94.8 million, in cash proceeds from the Factoring Agreement, respectively, and during the three and six months ended June 30, 2025, the Company received $38.5 million and $70.3 million from the Factoring Agreement, respectively, which are recorded as a component of accounts receivable in operating cash flows on the Condensed Consolidated Statement of Cash Flows. The cost of the Factoring Agreement is included in interest expense in the Condensed Consolidated Statements of Loss and totaled $0.4 million and $0.9 million for the three and six months ended June 30, 2026 and $0.3 million and $0.6 million for the three and six months ended June 30, 2025.

Contract Assets

No allowance for credit losses was recorded for the three and six months ended June 30, 2026 and 2025, respectively, related to contract assets.

Unearned Revenue

Of the outstanding unearned revenue balances as of December 31, 2025, $19.2 million and $42.4 million were recognized as revenue during the three and six months ended June 30, 2026, respectively. Of the $52.7 million of outstanding unearned revenue balances as of December 31, 2024, $12.8 million and $34.7 million were recognized as revenue during the three and six months ended June 30, 2025, respectively.

3. INCOME TAXES

The Company’s effective tax rate changed from an expense of 5.9% of pre-tax loss for the three months ended June 30, 2025, to an expense of 10.0% of pre-tax loss for the three months ended June 30, 2026, and changed from an expense of 2.3% of pre-tax loss for the six months ended June 30, 2025, to an expense of 53.4% of pre-tax loss for the six months ended June 30, 2026. The changes in the effective tax rate for the three and six months ended June 30, 2026, were driven primarily by loss jurisdictions for which the recognition of tax benefits on pre-tax losses incurred during the three and six months ended June 30, 2026 were limited due to a valuation allowance.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of June 30, 2026, the Company had net deferred tax assets totaling $114.2 million, and a valuation allowance totaling $124.5 million against those deferred tax assets. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results, as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance, or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

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

As of June 30, 2026, 4.4 million shares were available for issuance pursuant to awards that may be made in the future under shareholder-approved equity plans.

For the three months ended June 30, 2026 and 2025, stock-based compensation expense was $2.9 million and $2.7 million, respectively, and for the six months ended June 30, 2026 and 2025, stock-based compensation expense was $4.7 million and $5.9 million, respectively.

PSUs, RSUs and Restricted Stock

The following table summarizes the changes of the PSUs, RSUs and restricted stock outstanding as of December 31, 2025 and June 30, 2026 and the changes that occurred during the six months ended June 30, 2026:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2025	1,967	$10.70
PSUs, RSUs and restricted stock granted	1,309	$13.08
PSUs, RSUs and restricted stock vested	(492)	$11.03
PSUs, RSUs and restricted stock forfeited	(122)	$15.30
Unvested PSUs, RSUs and restricted stock outstanding, June 30, 2026	2,662	$11.51

The fair value of PSUs with performance conditions, RSUs and restricted stock is equal to the closing price of the Company's stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of June 30, 2026, total unrecognized compensation expense related to the non-vested portion of market-based PSUs, RSUs and restricted stock was approximately $24.9 million, which will be recognized over the remaining weighted-average period of 2.8 years. Unrecognized compensation expense will be adjusted for actual forfeitures.

5. INVESTMENTS

The Company has cash equivalents and investments which are held at fair value as follows:

		Fair Value Measurements as of June 30, 2026 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds (1)	$236	$236	$—	$—
Marketable equity securities
Marketable equity securities	1,016	1,016	—	—
Deferred compensation plan assets	39,075	39,075	—	—
Total	$40,327	$40,327	$—	$—

		Fair Value Measurements as of December 31, 2025 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds (1)	$245	$245	$—	$—
Marketable equity securities
Marketable equity securities	1,022	1,022	—	—
Deferred compensation plan assets	35,174	35,174	—	—
Total	$36,441	$36,441	$—	$—

(1)
The money market fund balances of $0.2 million as of June 30, 2026 and December 31, 2025, respectively, are included in cash and cash equivalents on the balance sheet.

Market prices are obtained from a variety of industry standard data providers, large financial institutions and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.

20

6. INVENTORY

As of June 30, 2026 and December 31, 2025, inventory, net was comprised of the following:

	As of	As of
(In thousands)	June 30, 2026	December 31, 2025
Raw materials	$81,534	$78,230
Work in process	15,192	12,801
Finished goods	112,052	124,705
Total inventory, net	$208,778	$215,736

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which considers historical usage, known trends, inventory age and market conditions.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	June 30, 2026	December 31, 2025
Engineering and other equipment	$134,820	$131,665
Building	52,320	52,586
Computer hardware and software	118,929	109,703
Building and land improvements	43,126	43,271
Furniture and fixtures	16,765	19,287
Land	3,053	3,073
Total property, plant and equipment	369,013	359,585
Less: accumulated depreciation and amortization	(246,011)	(235,201)
Total property, plant and equipment, net	$123,002	$124,384

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value.

Depreciation and amortization expense was $8.1 million and $7.6 million for the three months ended June 30, 2026 and 2025, respectively, and $16.2 million and $14.5 million for the six months ended June 30, 2026 and 2025, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

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

The Company records assets held for sale at the lower of their carrying value or fair value. The total carrying value of assets held for sale was $11.9 million as of June 30, 2026 and December 31, 2025, respectively, and is separately recorded on the balance sheet.

8. GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2026, and the twelve months ended December 31, 2025, are as follows:

(In thousands)	Services & Support

As of December 31, 2024	$52,918
Foreign currency translation adjustments	7,065
As of December 31, 2025	$59,983
Foreign currency translation adjustments	(1,647)
As of June 30, 2026	$58,336

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

No impairment of goodwill was recognized during the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025. As of June 30, 2026, accumulated goodwill impairment losses totaled $335.3 million.

9. INTANGIBLE ASSETS

Intangible assets as of June 30, 2026, and December 31, 2025, consisted of the following:

		As of June 30, 2026			As of December 31, 2025
(In thousands excluding years)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	11.0	$55,060	$(27,224)	$27,836	$56,244	$(25,306)	$30,938
Backlog	1.7	59,393	(59,393)	—	61,081	(61,081)	—
Developed technology	7.3	435,038	(194,420)	240,618	429,329	(168,073)	261,256
Licensed technology	9.0	5,900	(5,436)	464	5,900	(5,108)	792
Licensed agreements	8.5	560	(466)	94	560	(446)	114
Trade names	2.8	30,724	(30,248)	476	31,598	(30,651)	947
Total		$586,675	$(317,187)	$269,488	$584,712	$(290,665)	$294,047

No impairment losses related to intangible assets were recorded during the three and six months ended June 30, 2026 and 2025.

Amortization expense was $17.5 million and $15.7 million in the three months ended June 30, 2026 and 2025, respectively, and $34.4 million and $30.6 million in the six months ended June 30, 2026 and 2025, respectively and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

During the six months ended June 30, 2026, the Company had development costs of $16.7 million for developed technology assets with a weighted average amortization period of three years with no expected residual value.

Estimated future amortization expense of intangible assets is as follows:

As of
(In thousands)	June 30, 2026
2026	$34,679
2027	66,400
2028	57,765
2029	49,035
2030	44,246
Thereafter	17,363
Total	$269,488

10. CREDIT AGREEMENTS

The carrying amounts of the Company's non-current revolving credit facility in its Condensed Consolidated Balance Sheets were as follows:

	As of	As of
(In thousands)	June 30, 2026	December 31, 2025
Wells Fargo credit agreement	$25,000	$25,000
Total non-current revolving credit facility	$25,000	$25,000

As of June 30, 2026 and December 31, 2025, the estimated fair value of our revolving credit agreement approximates the carrying value. As of June 30, 2026, the weighted average interest rate on our revolving credit agreement was 8.89%.

Revolving Credit Agreement

On July 18, 2022, ADTRAN, Inc., as the borrower ("U.S. Borrower"), and the Company entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Original Credit Agreement”), as amended by the First Amendment to Credit Agreement, dated August 9, 2023 (“Amendment No. 1”), the Second Amendment to Credit Agreement, dated January 16, 2024 (“Amendment No. 2”), the Third Amendment to Credit Agreement, dated March 12, 2024 (“Amendment No. 3”), the Fourth Amendment to Credit Amendment, dated June 4, 2024 among Adtran Networks (the "German Borrower") and the parties set forth above ("Amendment No. 4"), the Fifth Amendment to Credit Agreement and Waiver, dated May 6, 2025, among the German Borrower and the parties set forth above (“Amendment No. 5”), and the Sixth Amendment and Consent Credit Agreement, dated September 16, 2025, among the U.S. Borrower, the German Borrower and the lenders party thereto ("Amendment No. 6"); (the Original Credit Agreement as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6, the “Former Credit Agreement”).

As of June 30, 2026, the Former Credit Agreement provided for a secured revolving credit facility of up to $350.0 million of borrowings, $50.0 million of which was solely available to the German Borrower.

As of June 30, 2026, the Company’s borrowings under the revolving line of credit were $25.0 million. As of June 30, 2026, the U.S. Borrower had a total of $6.8 million in letters of credit under the Former Credit Agreement, leaving a net amount (after giving effect to the $25.0 million of outstanding borrowings described above) of $318.2 million available for future borrowings, based on debt covenant compliance metrics.

Moreover, the Former Credit Agreement provided for a sublimit under the existing $350.0 million revolving commitments in an aggregate amount of $50.0 million (“Subline”), which Subline was available for borrowings by the German Borrower. The Company had no borrowings under the Subline as of June 30, 2026. The existing swing line sublimit and letter of credit sublimit under the Former Credit Agreement remained available to the U.S. Borrower (and not to the German Borrower) as of such date. Otherwise, the loans under the Subline were subject to substantially the same terms and conditions under the Former Credit Agreement (including with respect to the interest rate and maturity date) as the other existing revolving commitments.

On July 21, 2026, the Company terminated the Former Credit Agreement with Wells Fargo, repaid all principal amounts under the Former Credit Agreement and entered into the New Credit Agreement, which is a five-year, $350.0 million credit agreement with J.P. Morgan Chase Bank, N.A. See Note 18, Subsequent Events of this report for additional information regarding the terms of the new J.P. Morgan Chase Bank credit agreement.

11. CONVERTIBLE SENIOR NOTES AND CAPPED CALLS

The outstanding principal and carrying value of the convertible senior notes were as follows:

	As of	As of
(In thousands)	June 30, 2026	December 31, 2025
Convertible senior notes	$201,250	$201,250
Less: unamortized debt issuance costs	(7,428)	(8,212)
Non-current convertible senior notes	$193,822	$193,038

The estimated fair value of the 2030 Notes was $307.0 million and $217.5 million as of June 30, 2026 and December 31, 2025, respectively. The estimated fair value of the 2030 Notes, based on Level 2 inputs of the valuation hierarchy, were determined based on the quoted bid prices of the 2030 Notes in an over-the-counter market on the last trading day of the reporting period.

The effective interest rate of the 2030 Notes over their expected life is 4.7%. The following is a summary of interest expense for the 2030 Notes:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2026
Contractual interest	$1,887	$3,741
Amortization of issuance costs	397	784
Total interest expense	$2,284	$4,525

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

For additional information regarding the terms of the 2030 Notes, refer to the Consolidated Financial Statements and related footnotes in the Company's fiscal 2025 Annual Report on Form 10-K.

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

12. EMPLOYEE BENEFIT PLANS

Pension Benefit Plan

We maintain a defined benefit pension plan covering employees in certain foreign countries. The net amounts recognized in the Condensed Consolidated Balance Sheets for the unfunded pension liability as of June 30, 2026 and December 31, 2025 were as follows:

		As of	As of
(In thousands)	Balance Sheet Location	June 30, 2026	December 31, 2025
Non-current pension asset	Other non-current assets	$3,360	$2,291
Current pension liability	Accrued wages and benefits	(362)	(372)
Non-current pension liability	Non-current pension liability	(6,357)	(6,277)
Net pension liability		$(3,359)	$(4,358)

The Company's defined benefit pension liability represents the projected benefit obligation, which is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of retirement.

The following table summarizes the components of net periodic pension cost related to the Company's defined benefit pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Service cost	$934	$421	$1,782	$810
Interest cost	607	525	973	1,011
Expected return on plan assets	(752)	(635)	(1,273)	(1,223)
Amortization of actuarial losses	20	12	40	23
Net periodic pension cost	$809	$323	$1,522	$621

The components of net periodic pension cost, other than the service cost component, are included in other income (expense), net in the Condensed Consolidated Statements of Loss. Service cost is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss. The Company made contributions to the defined benefit pension plans totaling $1.4 million and $2.0 million during the six months ended June 30, 2026 and 2025, respectively. Contributions to the defined benefit pension plans for the remainder of 2026 will be limited to benefit payments to retirees which are paid out of the operating cash flows of the Company and are expected to be approximately $1.2 million.

13. EQUITY

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income, net of tax, by component:

	Three Months Ended June 30, 2026
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of March 31, 2026	$(382)	$3,017	$67,026	$385	$70,046
Other comprehensive loss before reclassifications	(13)	—	(5,803)	—	(5,816)
Amounts reclassified from accumulated other comprehensive income (loss)	13	(49)	—	—	(36)
Net current period other comprehensive loss	—	(49)	(5,803)	—	(5,852)
Balance as of June 30, 2026	$(382)	$2,968	$61,223	$385	$64,194

	Three Months Ended June 30, 2025
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of March 31, 2025	$(382)	$(896)	$32,525	$385	$31,632
Other comprehensive (loss) income before reclassifications	(28)	—	46,455	—	46,427
Amounts reclassified from accumulated other comprehensive income	28	268	—	—	296
Net current period other comprehensive income	—	268	46,455	—	46,723
Balance as of June 30, 2025	$(382)	$(628)	$78,980	$385	$78,355

	Six Months Ended June 30, 2026
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2025	$(382)	$3,083	$75,791	$385	$78,877
Other comprehensive income (loss) before reclassifications	2	—	(14,568)	—	(14,566)
Amounts reclassified from accumulated other comprehensive loss	(2)	(115)	—	—	(117)
Net current period other comprehensive loss	—	(115)	(14,568)	—	(14,683)
Balance as of June 30, 2026	$(382)	$2,968	$61,223	$385	$64,194

	Six Months Ended June 30, 2025
(In thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2024	$(382)	$(1,027)	$12,278	$385	$11,254
Other comprehensive income before reclassifications	20	—	66,702	—	66,722
Amounts reclassified from accumulated other comprehensive (loss) income	(20)	399	—	—	379
Net current period other comprehensive income	—	399	66,702	—	67,101
Balance as of June 30, 2025	$(382)	$(628)	$78,980	$385	$78,355

The following tables present the details of reclassifications out of accumulated other comprehensive income:

	Three Months Ended June 30, 2026
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item
Unrealized gain on available-for-sale securities:
Net realized gain on sales of securities	$18	Net investment gain
Defined benefit plan adjustments – actuarial loss	(71)	Other income (expense)
Total reclassifications for the period, before tax	(53)
Tax benefit	17
Total reclassifications for the period, net of tax	$(36)

	Three Months Ended June 30, 2025
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item
Unrealized gain on available-for-sale securities:
Net realized gain on sales of securities	$38	Net investment gain
Defined benefit plan adjustments – actuarial gain	388	Other income (expense)
Total reclassifications for the period, before tax	426
Tax expense	(130)
Total reclassifications for the period, net of tax	$296

The following table presents the tax effects related to the change in each component of other comprehensive (loss) income:

	Six Months Ended June 30, 2026
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item
Unrealized loss on available-for-sale securities:
Net realized loss on sales of securities	$(3)	Net investment gain
Defined benefit plan adjustments – actuarial loss	(167)	Other income (expense)
Total reclassifications for the period, before tax	(170)
Tax benefit	53
Total reclassifications for the period, net of tax	$(117)

	Six Months Ended June 30, 2025
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item
Unrealized loss on available-for-sale securities:
Net realized loss on sales of securities	$(27)	Net investment gain
Defined benefit plan adjustments – actuarial loss	578	Other income (expense)
Total reclassifications for the period, before tax	551
Tax expense	(172)
Total reclassifications for the period, net of tax	$379

The following table presents the tax effects related to the change in each component of other comprehensive income (loss):

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized loss on available-for-sale securities	$(18)	$5	(13)	$(38)	$10	(28)
Reclassification adjustment for amounts related to available-for-sale investments included in net gain	18	(5)	13	38	(10)	28
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) gain	(71)	22	(49)	388	(120)	268
Foreign currency translation adjustments	(5,803)	—	(5,803)	46,455	—	46,455
Total Other Comprehensive (Loss) Income	$(5,874)	$22	$(5,852)	$46,843	$(120)	$46,723

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain on available-for-sale securities	$3	$(1)	$2	$27	$(7)	$20
Reclassification adjustment for amounts related to available-for-sale investments included in net loss	(3)	1	(2)	(27)	7	(20)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) gain	(167)	52	(115)	578	(179)	399
Foreign currency translation adjustments	(14,568)	—	(14,568)	66,702	—	66,702
Total Other Comprehensive (Loss) Income	$(14,735)	$52	$(14,683)	$67,280	$(179)	$67,101

14. REDEEMABLE NON-CONTROLLING INTEREST

As of June 30, 2026 and December 31, 2025, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 28.1% and 29.2%, respectively.

The following table summarizes the redeemable non-controlling interest activity for the six months ended June 30, 2026 and for the year ended December 31, 2025:

	Six Months Ended	For the Year Ended
(In thousands)	June 30, 2026	December 31, 2025
Balance at beginning of period	$373,328	$422,943
Redemption of redeemable non-controlling interest	(14,168)	(49,615)
Net income attributable to redeemable non-controlling interests	4,452	9,413
Annual recurring compensation earned	(4,452)	(9,413)
Balance at end of period	$359,160	$373,328

Annual Recurring Compensation payable on untendered outstanding shares under the DPLTA must be recognized as it is accrued. For the three and six months ended June 30, 2026, we have accrued $2.1 million and $4.3 million, respectively, and for the year ended December 31, 2025, the Company accrued $9.3 million, representing the portion of the annual recurring cash compensation to the non-controlling shareholders during such periods. The 2025 Annual Recurring Compensation accrual was paid after the ordinary general shareholders' meeting of Adtran Networks in June 2026. The 2026 Annual Recurring Compensation accrual will be paid after the ordinary general shareholders' meeting of Adtran Networks in 2027.

15. LOSS PER SHARE

The calculation of basic and diluted loss per share for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(10,905)	$(20,531)	$(12,226)	$(31,798)
Effect of redemption of RNCI	584	1,494	885	1,491
Net loss attributable to ADTRAN Holdings, Inc. common stockholders	$(10,321)	$(19,037)	$(11,341)	$(30,307)
Denominator
Weighted average number of shares – basic	80,948	79,748	80,639	79,642
Weighted average number of shares – diluted	80,948	79,748	80,639	79,642
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(0.13)	$(0.24)	$(0.14)	$(0.38)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.13)	$(0.24)	$(0.14)	$(0.38)

The following potentially dilutive shares were excluded from the calculation of the diluted weighted average number of shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Convertible senior notes	4,577	—	1,846	—
Stock options	87	1,166	149	914
PSUs, RSUs and restricted stock	1,540	473	1,215	300

16. SEGMENT INFORMATION

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

The performance of these segments is evaluated based on revenue, gross profit and gross margin; therefore, selling, general and administrative expenses, research and development expenses, interest and dividend income, interest expense, net investment gain, other income (expense), net and income tax expense are reported on a consolidated basis only. There is no inter-segment revenue. Asset information by reportable segment is not produced and, therefore, is not reported.

The following tables present information about the revenue and gross profit of the Company's reportable segments:

	Three Months Ended
	June 30, 2026			June 30, 2025
(In thousands)	Revenue	Cost of Revenue	Gross Profit	Revenue	Cost of Revenue	Gross Profit
Network Solutions	$232,898	$157,585	$75,313	$219,498	$147,321	$72,177
Services & Support	48,248	19,610	28,638	45,570	18,823	26,747
Total	$281,146	$177,195	$103,951	$265,068	$166,144	$98,924

	Six Months Ended
	June 30, 2026			June 30, 2025
(In thousands)	Revenue	Cost of Revenue	Gross Profit	Revenue	Cost of Revenue	Gross Profit

Network Solutions	$470,839	$312,233	158,606	$421,715	$281,562	$140,153
Services & Support	96,393	38,060	58,333	91,097	37,150	53,947
Total	$567,232	$350,293	$216,939	$512,812	$318,712	$194,100

For the three months ended June 30, 2026 and 2025, $1.7 million and $1.3 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the six months ended June 30, 2026 and 2025, $3.4 million and $2.6 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the three months ended June 30, 2026 and 2025, less than $0.1 million of depreciation expense was included in gross profit for our Services & Support segment. For the six months ended June 30, 2026 and 2025, $0.1 million of depreciation expense was included in gross profit for our Services & Support segment.

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
United States	$134,412	$120,340	$280,579	$223,529
United Kingdom	37,682	56,249	81,487	119,158
Germany	48,441	31,205	82,366	58,393
Other international	60,611	57,274	122,800	111,732
Total	$281,146	$265,068	$567,232	$512,812

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

As disclosed in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on May 20, 2025, we identified errors in our previously issued financial statements related to the historical accounting for certain inventory and cost of goods sold transactions (“Adjustment”). The affected periods included the annual periods ended December 31, 2023 and 2024 and the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024. In connection with the identification of the Adjustment, the Audit Committee oversaw an internal investigation into the circumstances surrounding the Adjustment and its impact on the Company’s historical financial statements. Based on the findings of the internal investigation, it was determined that the underlying errors giving rise to the Adjustment were not properly addressed in the Company’s previously filed financial statements as of and for the years ended December 31, 2024 and 2023 and were not communicated to the Audit Committee or the independent auditors prior to the filing of the initial Annual Report on Form 10-K for the year ended December 31, 2024. The Company has taken certain remedial actions to address the material weaknesses in its internal controls associated with these findings. As previously disclosed, on August 4, 2025, the Company received a letter from the Atlanta regional office of the SEC in connection with a non-public, fact-finding inquiry, requesting that we voluntarily provide information regarding the internal investigation. The Company responded to the SEC and, on June 22, 2026, the SEC staff sent a letter to the Company stating that the SEC staff had concluded its investigation as to the Company and based on the information to date, the SEC staff did not intend to move forward with an enforcement action against the Company.

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

DPLTA Exit and Recurring Compensation Costs and the Absorption of Adtran Network's Annual Net Loss

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of June 30, 2026. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, the Company would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €292.6 million or $334.2 million, based on an exchange rate as of June 30, 2026, and reflecting interest accrued through June 30, 2026, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the effective date of the DPLTA on January 16, 2023, certain Adtran Networks shareholders filed lawsuits against the Company in the Regional Court Meiningen, Germany challenging the Exit Compensation offered under the DPLTA. The Regional Court Meiningen has not yet ruled on the shareholders' claims. After the Regional Court Meiningen issues an opinion, an appeal is likely to follow, and thus the Company does not anticipate a final decision on the shareholders' claims until late 2027 or 2028.

Our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.6 million (or $8.7 million based on the exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 15, 2026 and, therefore, the Annual Recurring Compensation was paid after the ordinary general shareholders’ meeting in the amount of $8.9 million. During the three months ended June 30, 2026 and 2025, we accrued $2.1 million and $2.4 million, respectively, in Annual Recurring Compensation. During the six months ended June 30, 2026 and 2025, we accrued $4.3 million and $4.8 million, respectively, in Annual Recurring Compensation, which was reflected as an increase to retained deficit.

For the three and six months ended June 30, 2026, approximately 0.4 million shares and 0.6 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €11.7 million, or $13.8 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and six months ended June 30, 2025, approximately 0.9 million shares, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

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

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2026 and December 31, 2025, we had commitments related to these bonds totaling $23.3 million and $22.4 million, respectively, which expire at various dates through October 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for our products. Our inventory purchase obligations are for product manufacturing requirements, as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase obligations with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. As of June 30, 2026, purchase obligations totaled $232.0 million.

Tariff Refund

On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Moreover, following the Supreme Court’s decision, the U.S. presidential administration invoked Section 122 of the Trade Act of 1974 to impose new tariffs of 10% on imports from all countries, in addition to any existing non-IEEPA tariffs (including tariffs on semiconductors, which are expected to increase in June 2027), and also amended tariffs on imports of copper, steel and aluminum previously imposed under Section 232 of the Trade Expansion Act of 1962, effective April 6, 2026, to apply differentiated tariff rates based on metal content and the use of U.S.-origin metal inputs. By its terms, the Section 122 tariff expired on July 24, 2026. On July 23, 2026, the Office of the U.S. Trade Representative ("USTR") announced a final action under Section 301 of the Trade Act of 1974 imposing additional ad valorem tariffs of 10% or 12.5% on most goods imported from approximately 60 foreign trading partners, which together account for nearly all U.S. import trade.

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

401(k) Plan Corrective Action

In June 2024, the Company identified that within our Adtran, Inc. 401(k) plan for the year ended 2023, that deferrals and matching contributions should have been applied to vested equity award amounts in accordance with the plan documents. As such, we filed a voluntary correction program (“VCP”) application with the IRS and in May 2026, the Company received a compliance statement from the IRS approving a retroactive amendment to correct the matter and modify administrative procedures, and in June 2026, the Company executed the retroactive amendment. Based on this resolution, the Company reversed $1.4 million of amounts previously accrued related to the VCP in June 2026.

18. SUBSEQUENT EVENTS

New Credit Agreement

On July 21, 2026, ADTRAN Holdings, Inc. as guarantor, ADTRAN, Inc., a Delaware corporation, and Adtran Networks SE, a European stock corporation (the “German Borrower” and together with the US Borrower, collectively, the “Borrowers”), entered into a credit agreement with J.P. Morgan Chase Bank, N.A., as administrative agent for the US Borrower and J.P. Morgan SE, as administrative agent for the German Borrower, and the financial institutions party thereto, as lenders. The New Credit Agreement allows for borrowings of up to $350.0 million in aggregate principal amount, with borrowings by the German Borrower limited to $50.0 million. The New Credit Agreement matures in July 2031 and provides for borrowings bearing interest, at the Company’s election, at either the Term Benchmark Rate or the Base Rate, in each case subject to a 0.00% floor, plus an applicable margin based on the consolidated total net leverage ratio. The applicable margin ranges from 2.25% to 3.25% for Term Benchmark Rate loans and from 1.25% to 2.25% for Base Rate loans. The Borrowers are also required to pay a commitment fee of 0.25% on unused revolving commitments. The New Credit Agreement replaces the Borrowers’ Former Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, entered into on July 18, 2022. The proceeds of any loans are expected to be used for general corporate purposes not prohibited under the New Credit Agreement. Under the New Credit Agreement, the Company agreed to maintain certain leverage ratios and certain fixed charge coverage ratios commencing with the fiscal quarter ending December 31, 2026.

In connection with entering into the New Credit Agreement, on July 21, 2026, the Company terminated the Former Credit Agreement with Wells Fargo, the collateral agreement dated July 18, 2022, the ADVA domestic collateral agreement dated June 4, 2024, the guaranty agreement dated July 18, 2022 and the ADVA guaranty agreement dated June 4, 2024 and all principal amounts under the Former Credit Agreement were repaid.

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

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than us) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share plus guaranteed interest ("Exit Compensation"), or (ii) to remain Adtran Networks shareholders and receive a recurring compensation in cash of €0.52 per share for each full fiscal year of Adtran Networks (“Annual Recurring Compensation”). The guaranteed interest component under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component that was 1.27% as of June 30, 2026. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 15, 2026 and, therefore, the Annual Recurring Compensation was paid after the general shareholders’ meeting in the amount of $8.9 million. The adequacy of both forms of compensation has been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (including interest thereon) than agreed upon in the DPLTA.

The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the trial on the merits of the DPLTA has recommenced. Following the effective date of the DPLTA on January 16, 2023, certain Adtran Networks shareholders filed lawsuits against the Company in the Regional Court Meiningen, Germany challenging the Exit Compensation offered under the DPLTA. The Regional Court Meiningen has not yet ruled on the shareholders' claims. After the Regional Court Meiningen issues an opinion, an appeal is likely to follow, and thus the Company does not anticipate a final decision on the shareholders' claims until late 2027 or 2028.

For the three and six months ended June 30, 2026, approximately 0.4 million shares and 0.6 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €11.7 million, or $13.8 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and six months ended June 30, 2025, approximately 0.9 million shares, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

In summary, the Company believes that its cash and cash equivalents, working capital management and availability to access cash under its credit facility or other future sources of capital will be adequate to meet its business operating requirements, its capital expenditures and its expected obligations under both the Notes and the DPLTA, including the anticipated levels of Exit Compensation, as well as to support the Company's ability to continue to comply with its debt covenants under its credit facility for at least the next twelve months, from the issuance of the consolidated financial statements included in Part I, Item 1 of this 10-Q. See Note 10, Credit Agreements, for additional information regarding the terms of the Amendments of the Wells Fargo credit agreement.

As of June 30, 2026 we hold 37,447,983 no-par value bearer shares of Adtran Networks, representing 71.9% of Adtran Networks outstanding shares as of June 30, 2026.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.14 included in our 2025 Form 10-K.

FINANCIAL PERFORMANCE AND TRENDS

We ended the second quarter of 2026 with a year-over-year revenue increase of 6.1% as compared to the three months ended June 30, 2025, driven by increased volume of sales activity and continued strength of our core markets, due to broadband expansion brought about by higher service provider spending and a continued vendor consolidation due to a shift away from high-risk vendors. During the second quarter of 2026, we had no customers with revenues greater than 10.0% and our five largest customers comprised 28.8% of our revenue. Our year-over-year U.S. revenue increased by 11.7% due to continued customer spending and broadband expansion. Internationally, our year-over-year revenue increased by 1.4%, primarily due to broad-based strength across Europe, partially offset by a decrease in revenues due to a project delay from a single customer.

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

Trade Policy/Tariffs

During 2025, the U.S. introduced various trade policy orders that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. See ‘Tariff Refund” below for further discussion of this topic. Following the Supreme Court’s decision, the U.S. presidential administration invoked Section 122 of the Trade Act of 1974 to impose new tariffs of 10% on imports from all countries, in addition to any existing non-IEEPA tariffs (including tariffs on semiconductors, which are expected to increase in June 2027), and also amended tariffs on imports of copper, steel and aluminum previously imposed under Section 232 of the Trade Expansion Act of 1962, effective April 6, 2026, to apply differentiated tariff rates based on metal content and the use of U.S.-origin metal inputs. By its terms, the Section 122 tariff expired on July 24, 2026. On July 23, 2026, the Office of the U.S. Trade Representative ("USTR") announced a final action under Section 301 of the Trade Act of 1974 imposing additional ad valorem tariffs of 10% or 12.5% on most goods imported from approximately 60 foreign trading partners, which together account for nearly all U.S. import trade. Under the final action, trading partners that have adopted, or have committed to adopt and effectively enforce, a qualifying forced labor import prohibition are subject to the lower 10% tariff rate, while trading partners that have not adopted such a prohibition are subject to the 12.5% rate. Certain categories of goods are excluded from the new tariffs, including articles already subject to duties under Section 232 of the Trade Expansion Act of 1962, and certain other products identified by USTR as warranting exemption.

Furthermore, recent U.S. trade actions have triggered retaliatory actions by certain affected countries, and other foreign governments may impose further trade measures, including reciprocal tariffs, on certain U.S. goods in the future. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. These changes in U.S. trade policy and subsequent retaliatory actions have the potential to materially alter various input costs for the Company. Moreover, related costs and the uncertainty arising from such changes in trade policy may result in shifts in customer behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability. To help mitigate this, the Company has taken steps to diversify its supply chain, manufacturing locations and relationships with suppliers to provide added flexibility. See “Changes in trade policy in the U.S. and other countries, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition,” in Part II, Item 1A “Risk Factors” of this report for further discussion of the risks associated with the changes to U.S. and foreign trade policies.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2026, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

The following table presents selected financial information derived from our Condensed Consolidated Statements of Loss expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Network Solutions	82.8%	82.8%	83.0%	82.2%
Services & Support	17.2	17.2	17.0	17.8
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	56.1	55.6	55.0	54.9
Services & Support	7.0	7.1	6.7	7.2
Total Cost of Revenue	63.0	62.7	61.8	62.1
Gross Profit	37.0	37.3	38.2	37.9
Selling, general and administrative expenses	21.4	22.8	20.5	21.6
Research and development expenses	19.1	19.6	18.4	19.6
Operating Loss	(3.6)	(5.0)	(0.7)	(3.4)
Interest and dividend income	0.1	0.1	0.1	0.1
Interest expense	(1.5)	(1.7)	(1.5)	(1.8)
Net investment gain	1.9	1.2	0.8	0.3
Other income (expense), net	0.3	(1.0)	0.3	(0.3)
Loss Before Income Taxes	(2.8)	(6.5)	(0.9)	(5.2)
Income tax expense	(0.3)	(0.4)	(0.5)	(0.1)
Net Loss	(3.1)%	(6.9)%	(1.4)%	(5.3)%
Less: Net Income attributable to non-controlling interest	0.8	0.9	0.8	0.9
Net Loss attributable to ADTRAN Holdings, Inc.	(3.9)%	(7.7)%	(2.2)%	(6.2)%

Revenue

Our revenue increased 6.1% from $265.1 million for the three months ended June 30, 2025, to $281.1 million for the three months ended June 30, 2026, and increased 10.6% from $512.8 million for the six months ended June 30, 2025, to $567.2 million for the six months ended June 30, 2026. The increase in revenue for the three and six months ended June 30, 2026, was driven by increased volume of sales activity and continued strength of our core markets, due to broadband expansion brought about by higher service provider spending and continued vendor consolidation due to a shift away from high-risk vendors.

The increase in revenue by category for the three months ended June 30, 2026, was primarily attributable to a $19.6 million increase in Optical Networking Solutions products, a $0.8 million increase in Subscriber Solutions products, partially offset by a $4.3 million decrease in Access & Aggregation revenue. The increase in revenue by category for the six months ended June 30, 2026, was primarily attributable to a $38.7 million increase in Optical Networking Solutions products, a $18.6 million increase in Subscriber Solutions products, partially offset by a $2.9 million decrease in Access & Aggregation revenue. The increase in Optical Networking Solutions products was primarily driven by high-risk vendor displacement across Europe and was helped by increased sales to enterprise, government and internet content provider customers. The increase in Subscriber Solutions products was primarily driven by continued investment in fiber-to-the-home, multi-Gig Wi-Fi 7, and Carrier Ethernet applications. The decrease in Access & Aggregation revenue was primarily driven by a project delay from a single customer, and was partially offset by increases in revenue driven by broad-based strength across the U.S. and Europe.

Network Solutions Segment Revenue

Network Solutions segment revenue increased 6.1% from $219.5 million for the three months ended June 30, 2025, to $232.9 million for the three months ended June 30, 2026, and increased 11.6% from $421.7 million for the six months ended June 30, 2025, to $470.8 million for the six months ended June 30, 2026. The increase in Network Solutions revenue by category for the three months ended June 30, 2026, was due to an increase in volume of sales activity of $20.6 million in Optical Networking products, partially offset by a $5.2 million decrease in Access & Aggregation products and a $2.0 million decrease in Subscriber Solutions products. The increase in Network Solutions revenue by category for the six months ended June 30, 2026, was due to an increase in volume of sales activity of $36.9 million in Optical Networking products and $16.5 million in Subscriber Solutions products, partially offset by a $4.3 million decrease in Access & Aggregation products.

Services & Support Segment Revenue

Services & Support segment revenue increased 5.9% from $45.6 million for the three months ended June 30, 2025, to $48.2 million for the three months ended June 30, 2026, and increased 5.8% from $91.1 million for the six months ended June 30, 2025, to $96.4 million for the six months ended June 30, 2026. The increase in Services & Support revenue by category for the three months ended June 30, 2026, was primarily attributable to a $2.8 million increase in Subscriber Solutions and $0.9 million in Access & Aggregation, partially offset by a $1.0 million decrease in Optical Networking services. The increase in Services & Support revenue by category for the six months ended June 30, 2026, was primarily attributable to increases of $2.1 million increase in Subscriber Solutions, $1.8 million in Optical Networking services and $1.4 million increase in Access & Aggregation.

Domestic Revenue

U.S. revenue increased by 11.7% from $120.3 million for the three months ended June 30, 2025, to $134.4 million for the three months ended June 30, 2026, and increased by 25.5% from $223.5 million for the six months ended June 30, 2025, to $280.6 million for the six months ended June 30, 2026. The increase in U.S. revenue for the three and six months ended June 30, 2026, was primarily due to continued customer spending and broadband expansion.

International Revenue

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., increased by 1.4% from $144.7 million for the three months ended June 30, 2025 to $146.7 million for the three months ended June 30, 2026 and decreased by 0.9% from $289.3 million for the six months ended June 30, 2025 to $286.7 million for the six months ended June 30, 2026. International revenue, as a percentage of total revenue, decreased from 54.6% for the three months ended June 30, 2025, to 52.2% for the three months ended June 30, 2026, and decreased from 56.4% for the six months ended June 30, 2025, to 50.5% for the six months ended June 30, 2026. The change in international revenue for the three and six months ended June 30, 2026 compared to the three and six months June 30, 2025, remained relatively flat, with minor fluctuations driven by changes in customer and product mix. For the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, changes in foreign currencies relative to the U.S. dollar increased our net revenue by approximately $1.9 million and $3.8 million, respectively.

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

Cost of Revenue

As a percentage of revenue, cost of revenue increased from 62.7% for the three months ended June 30, 2025, to 63.0% for the three months ended June 30, 2026, and decreased from 62.1% for the six months ended June 30, 2025, to 61.8% for the six months ended June 30, 2026. Cost of revenue as a percentage of revenue for the three and six months ended June 30, 2026, remained relatively flat, with minor fluctuations driven by changes in customer and product mix.

For the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, changes in foreign currencies relative to the U.S. dollar increased our cost of revenue by approximately $1.3 million and $2.5 million, respectively.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, increased from 67.1% for the three months ended June 30, 2025, to 67.7% for the three months ended June 30, 2026, and decreased from 66.8% for the six months ended June 30, 2025, to 66.3% for the six months ended June 30, 2026. Network Solutions cost of revenue as a percentage of revenue for the three and six months ended June 30, 2026, remained relatively flat, with minor fluctuations driven by changes in customer and product mix.

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased from 41.3% for the three months ended June 30, 2025, to 40.6% for the three months ended June 30, 2026, and decreased from 40.8% for the six months ended June 30, 2025 to 39.5% for the six months ended June 30, 2026. Services & Support cost of revenue as a percentage of revenue for the three and six months ended June 30, 2026, remained relatively flat, with minor fluctuations driven by cyclical changes in customer buying habits.

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

Gross Profit

As a percentage of revenue, gross profit decreased from 37.3% for the three months ended June 30, 2025, to 37.0% for the three months ended June 30, 2026, and increased from 37.9% for the six months ended June 30, 2025, to 38.2% for the six months ended June 30, 2026. The gross profit as a percentage of revenue for the three and six months ended June 30, 2026, remained relatively flat, with minor fluctuations driven by changes in customer and product mix. For the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, changes in foreign currencies relative to the U.S. dollar increased our gross profit by approximately $0.7 million and $1.3 million, respectively.

As a percentage of that segment's revenue, Network Solutions gross profit decreased from 32.9% for the three months ended June 30, 2025, to 32.3% for the three months ended June 30, 2026, and increased from 33.2% for the six months ended June 30, 2025 to 33.7% for the six months ended June 30, 2026. The decrease in gross profit for the three and six months ended June 30, 2026, remained relatively flat, with minor fluctuations driven by changes in customer and product mix.

As a percentage of that segment's revenue, Services & Support gross profit increased from 58.7% for the three months ended June 30, 2025, to 59.4% for the three months ended June 30, 2026, and increased from 59.2% for the six months ended June 30, 2025, to 60.5% for the six months ended June 30, 2026. The increase in gross profit for the three and six months ended June 30, 2026 remained relatively flat, with minor fluctuations driven by cyclical changes in customer buying habits.

Selling, General and Administrative Expenses

As a percentage of revenue, selling, general and administrative expenses decreased from 22.8% for the three months ended June 30, 2025, to 21.4% for the three months ended June 30, 2026, and decreased from 21.6% for the six months ended June 30, 2025, to 20.5% for the six months ended June 30, 2026. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses decreased 0.2% from $60.3 million for the three months ended June 30, 2025, to $60.2 million for the three months ended June 30, 2026, and increased 4.9% from $110.6 million for the six months ended June 30, 2025, to $116.1 million for the six months ended June 30, 2026. Selling, general and administrative expenses include personnel costs for management and back office departments, as well as auditor, tax and other professional fees. The increase for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily attributable to increased employee-related costs and increased travel related expenses. For the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, changes in foreign currencies relative to the U.S. dollar increased our selling, general and administrative expenses by approximately $0.6 million and $1.3 million, respectively.

Research and Development Expenses

As a percentage of revenue, research and development expenses decreased from 19.6% for the three months ended June 30, 2025, to 19.1% for the three months ended June 30, 2026, and decreased from 19.6% for the six months ended June 30, 2025, to 18.4% for the six months ended June 30, 2026. Research and development expenses as a percentage of revenue will generally fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

Research and development expenses increased 3.6% from $51.9 million for the three months ended June 30, 2025, to $53.8 million for the three months ended June 30, 2026, and increased 3.8% from $100.8 million for the six months ended June 30, 2025, to $104.6 million for the six months ended June 30, 2026. The increase in research and development expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, was primarily attributable to increased employee-related costs. The increase in research and development expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily attributable to increased employee-related costs partially offset by increased governmental research and development subsidies. For the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, changes in foreign currencies relative to the U.S. dollar increased our research and development expenses by approximately $1.3 million and $2.5 million, respectively.

Adtran Networks has arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expenses incurred. For the three months ended June 30, 2026 and 2025, the Company recognized $3.4 million and $3.1 million as a reduction of research and development expense, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $6.4 million and $5.3 million as a reduction of research and development expense, respectively.

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

Interest and Dividend Income

Interest and dividend income increased from $0.2 million for the three months ended June 30, 2025, to $0.4 million for the three months ended June 30, 2026 and increased from $0.3 million for the six months ended June 30, 2025, to $0.7 million for the six months ended June 30, 2026. The increase in interest and dividend income is primarily attributable to fluctuations in investment balances and an increase in the rate of return on those investments due to interest rate movements.

Interest Expense

Interest expense decreased from $4.6 million for the three months ended June 30, 2025, to $4.2 million for the three months ended June 30, 2026, and decreased from $9.3 million for the six months ended June 30, 2025, to $8.5 million for the six months ended June 30, 2026. The decrease in interest expense during the three and six months ended June 30, 2026, was primarily driven by the issuance of the 2030 Notes, which accrues interest at 4.7%, and the repayment of the majority of the principal under the credit agreement with Wells Fargo which accrued interest at 8.6% for the three and six months ended June 30, 2025. See Note 10 and Note 11 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Net Investment Gain

We recognized a net investment gain of $3.1 million and $5.3 million for the three months ended June 30, 2025 and 2026, respectively and recognized a net investment gain of $1.4 million and $4.4 million for the six months ended June 30, 2025, and 2026, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 5 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and “Investing Activities” in “Liquidity and Capital Resources” below for additional information.

Other Income (Expense), net

Other income (expense), net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, increased from expense of $2.6 million for the three months ended June 30, 2025 to income of $0.7 million for the three months ended June 30, 2026 and increased from expense of $1.7 million for the six months ended June 30, 2025 to income of $2.0 million for the six months ended June 30, 2026.

Income Tax Expense

The Company's effective tax rate changed from an expense of 5.9% of pre-tax loss for the three months ended June 30, 2025, to an expense of 10.0% of pre-tax loss for the three months ended June 30, 2026 and changed from an expense of 2.3% of pre-tax loss for the six months ended June 30, 2025, to an expense of 53.4% of pre-tax loss for the six months ended June 30, 2026. The changes in the effective tax rate for the three and six months ended June 30, 2026, was driven primarily by loss jurisdictions for which the recognition of tax benefits on pre-tax losses incurred were limited due to a valuation allowance during the three and six months ended June 30, 2026.

Net Loss Attributable To Adtran Holdings, Inc.

As a result of the above factors, net loss attributable to ADTRAN Holdings, Inc. decreased from net loss of $20.5 million for the three months ended June 30, 2025, to a net loss of $10.9 million for the three months ended June 30, 2026, and decreased from net loss of $31.8 million for the six months ended June 30, 2025, to a net loss of $12.2 million for the six months ended June 30, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We generally finance our ongoing business with existing cash, investments, credit arrangements and cash flow from operations to manage our working capital needs. We had a positive cash flow from operating activities of $38.6 million in the six months ended June 30, 2026. We have used, and expect to continue to use, existing cash, credit arrangements and cash generated from operations for working capital and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures.

As of June 30, 2026, our cash on hand was $79.2 million of which $58.2 million was held by our foreign subsidiaries. As of June 30, 2026 the Company had access to $318.2 million on its Credit Facility for future borrowings based on debt covenant compliance metrics. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax. As of December 31, 2025, our cash on hand was $95.7 million, of which $87.5 million was held by our foreign subsidiaries.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of June 30, 2026. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €292.6 million or $334.2 million, based on an exchange rate as of June 30, 2026, and reflecting interest accrued through June 30, 2026 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the effective date of the DPLTA on January 16, 2023, certain Adtran Networks shareholders filed lawsuits against the Company in the Regional Court Meiningen, Germany challenging the Exit Compensation offered under the DPLTA. The Regional Court Meiningen has not yet ruled on the shareholders' claims. After the Regional Court Meiningen issues an opinion, an appeal is likely to follow, and thus the Company does not anticipate a final decision on the shareholders' claims until late 2027 or 2028.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.6 million or $8.7 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 15, 2026 and, therefore, the Annual Recurring Compensation was paid after the ordinary general shareholders’ meeting in the amount of $8.9 million. During the three months ended June 30, 2026 and 2025, we accrued $2.1 million and $2.4 million, respectively, in Annual Recurring Compensation. During the six months ended June 30, 2026 and 2025, we accrued $4.3 million and $4.8 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On July 18, 2022, ADTRAN, Inc., as the borrower, and ADTRAN Holdings, Inc. entered into a credit agreement with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”), and the other lenders named therein (the “Former Credit Agreement”), which was subsequently amended six times. As of June 30, 2026 the Company had access to $318.2 million on its Credit Facility for future borrowings based on debt covenant compliance metrics.

On July 21, 2026, ADTRAN Holdings, Inc. (the “Company”) as guarantor, ADTRAN, Inc., a Delaware corporation (the “US Borrower”), and Adtran Networks SE, a European stock corporation (the “German Borrower” and together with the US Borrower, collectively, the “Borrowers”), entered into a credit agreement (the “New Credit Agreement”) with J.P. Morgan Chase Bank, N.A., as administrative agent for the US Borrower and J.P. Morgan SE, as administrative agent for the German Borrower, and the financial institutions party thereto, as lenders. The New Credit Agreement allows for borrowings of up to $350.0 million in aggregate principal amount, with borrowings by the German Borrower limited to $50.0 million. The New Credit Agreement replaces the Former Credit Agreement. The proceeds of any loans are expected to be used for general corporate purposes not prohibited under the New Credit Agreement.

As of June 30, 2026, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company has sufficient liquidity through its operating cash flow and the borrowings available under the Credit Facility to meet a majority of its payment obligations under the DPLTA pertaining to Exit Compensation. For the three and six months ended June 30, 2026, approximately 0.4 million shares and 0.6 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €11.7 million, or $13.8 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and six months ended June 30, 2025, approximately 0.9 million shares, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and the Company does not anticipate a final decision on shareholder's challenges to Exit Compensation until late 2027 or 2028; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the current guaranteed Annual Recurring Compensation payment; and (iv) the current trading value of Adtran Networks shares.

In summary, the Company believes that its cash and cash equivalents, working capital management and availability to access cash under its credit facility or other future sources of capital, will be adequate to meet its business operating requirements, its capital expenditures and its expected obligations under both the Notes and the DPLTA, including the anticipated levels of Exit Compensation as well to support the Company's ability to continue to comply with its debt covenants under its credit facility for at least the next twelve months, from the issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. See Note 10, Credit Agreements, and Note 18, Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information regarding the terms of the Former Credit Agreement and the New Credit Agreement, respectively.

Debt Obligations

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

Interest expense related to the 2030 Notes was $2.3 million and $4.5 million for the three and six months ended June 30, 2026, respectively. In conjunction with the issuance of the 2030 Notes, the Company recognized debt issuance costs of $8.7 million, which were capitalized as components of the carrying amount and included in convertible senior notes, net within the Consolidated Balance Sheets. See Note 11 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information.

J.P. Morgan Credit Agreement

On July 21, 2026, the Company entered into the New Credit Agreement with J.P. Morgan Chase Bank, N.A. The New Credit Agreement allows for borrowings of up to $350.0 million in aggregate principal amount, with borrowings by the German Borrower limited to $50.0 million. The New Credit Agreement matures in July 2031 and provides for borrowings bearing interest, at the Company’s election, at either the Term Benchmark Rate or the Base Rate, in each case subject to a 0.00% floor, plus an applicable margin based on the consolidated total net leverage ratio. The applicable margin ranges from 2.25% to 3.25% for Term Benchmark Rate loans and from 1.25% to 2.25% for Base Rate loans. The Borrowers are also required to pay a commitment fee of 0.25% on unused revolving commitments. The New Credit Agreement replaces the Former Credit Agreement. The proceeds of any loans are expected to be used for general corporate purposes not prohibited under the New Credit Agreement. Under the New Credit Agreement, the Company agreed to maintain certain leverage ratios and certain fixed charge coverage ratios commencing with the fiscal quarter ending December 31, 2026.

In connection with entering into the New Credit Agreement, on July 21, 2026, the Company terminated the Former Credit Agreement, the collateral agreement dated July 18, 2022, the ADVA domestic collateral agreement dated June 4, 2024, the guaranty agreement dated July 18, 2022 and the ADVA guaranty agreement dated June 4, 2024. See Note 10, Credit Agreements and Note 18, Subsequent Events of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for additional information regarding the terms of the Former Credit Agreement and the new J.P. Morgan Chase Bank Credit Agreement.

Operating Activities

Net cash provided by operating activities of $38.6 million during the six months ended June 30, 2026, decreased by $36.7 million compared to net cash provided by operating activities of $75.3 million during the six months ended June 30, 2025.

The following table sets forth adjustments to reconcile net income to net cash provided by operating activities:

(In thousands)	Six Months Ended June 30, 2026
Net loss	$(7,774)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,478
Amortization of debt issuance cost	746
Amortization of convertible notes issuance costs	784
Gain on investments, net	(4,530)
Net loss on disposal of property, plant and equipment	82
Stock-based compensation expense	4,670
Deferred income taxes	(413)
Inventory reserves	277
Changes in operating assets and liabilities
Accounts receivable, net	1,758
Other receivables	(2,872)
Income taxes receivable, net	2,733
Inventory	3,422
Prepaid expenses, other current assets and other assets	426
Accounts payable	10,941
Accrued expenses and other liabilities	(20,468)
Income taxes payable	(1,675)
Net cash provided by operating activities	$38,585

Quarterly accounts receivable DSO increased from 66 days as of December 31, 2025, to 67 days as of June 30, 2026 and was primarily driven by customer and geographical mix of commercial terms.

The increase in other receivables was primarily attributable to an increase in our receivables for sales of raw materials and contract assets.

Quarterly inventory turnover increased from 2.8 turns as of December 31, 2025, to 3.4 turns as of June 30, 2026. The increase in inventory turnover was primarily attributable to increased volume of sales activity due to continue strength of spending within our core markets and utilization of buffer stock. The decrease in inventory was primarily attributable to increased volume of sales activity due to continue strength of spending within our core markets and utilization of buffer stock. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory for customer demand and improve working capital.

Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

The decrease in accrued expenses and other liabilities was primarily attributable to the payment of accrued bonuses related to our variable incentive cash compensation program.

Investing Activities

Capital expenditures totaled approximately $33.2 million and $32.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase in capital expenditures for the six months ended June 30, 2026, was primarily attributable to increases in expenditures related to developed technology, equipment and building improvements.

Our deferred compensation plan assets increased 11.1% from $35.2 million as of December 31, 2025, to $39.1 million as of June 30, 2026. Our investments include various marketable equity securities with a fair market value of $1.0 million and $1.0 million as of June 30, 2026, and December 31, 2025. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

Financing Activities

For the six months ended June 30, 2026, net cash used in financing activities was $19.0 million, which was primarily due to $13.8 million of payments for redemption of redeemable non-controlling interest, $8.9 million payment of annual recurring compensation to non-controlling interests, $1.6 million of payments of tax withholdings related to stock-based compensation settlements, $1.4 million of payments on a financing agreement partially offset by $6.6 million proceeds from stock option exercises.

Stock Repurchase Program

There were no stock repurchases during the periods ended June 30, 2026, and 2025, and there currently is no authorized stock repurchase program for the repurchase of ADTRAN Holdings, Inc. shares.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 0.9 million and 0.2 million shares of common stock which resulted in proceeds of $6.6 million and $1.2 million during the six months ended June 30, 2026 and 2025, respectively.

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

The fair value of the assets held by the deferred compensation programs totaled $39.1 million and $35.2 million as of June 30, 2026, and December 31, 2025, respectively, and is included in short-term investments on the Condensed Consolidated Balance Sheets. The amounts payable to the deferred compensation program participants totaled $42.7 million and $37.4 million as of June 30, 2026, and December 31, 2025, respectively. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements

We have exposure to credit losses from off-balance sheet exposures, to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds, where we believe the risk of loss is immaterial to our financial statements as of June 30, 2026. Otherwise, we do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Note 17 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Cash Requirements

The following table summarizes the Company’s material short- and long-term cash requirements from known obligations pursuant to certain contracts and commitments as of the date of this filing, as well as an estimate of the timing in which such obligations and payments are expected to be satisfied (but excluding payments that may be made pursuant to the DPLTA, which is discussed below). Other than operating lease obligations, the cash requirements table excludes interest payments.

(In thousands)	Total	2026	2027	2028	2029	2030	Thereafter
J.P. Morgan credit agreement(1)	$47,961	$—	$—	$—	$—	$—	$47,961
Convertible Senior Notes (2)	201,250	—	—	—	—	201,250	—
Purchase obligations(3)	232,001	174,748	48,448	8,505	300	—	—
Operating lease obligations(4)	39,412	4,609	8,553	7,937	4,622	3,228	10,463
Totals	$520,624	$179,357	$57,001	$16,442	$4,922	$204,478	$58,424

(1) On July 21, 2026, the Company, entered into the New Credit Agreement with J.P. Morgan Chase Bank, N.A. The New Credit Agreement allows for borrowings of up to $350.0 million in aggregate principal amount. The borrowings outstanding as of the date of the filing include funds for closing and legal fees and other general corporate purposes. See Note 18, Subsequent Events of the Notes to Condensed Consolidated Financial

Statements in Part 1, Item 1 of this report and “Liquidity and Capital Resources - J.P. Morgan Credit Agreement” for additional information regarding the terms of the new J.P. Morgan Chase Bank Credit Agreement.

(2) See description below.

(3) We have purchase obligations related to open purchase orders to our contract manufacturers, ODMs, component suppliers, service partners and other vendors. The settlement of our purchase obligations will occur at various dates beginning in 2026 and going through 2029. See Note 17 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of the report for more information.

(4) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations.

Our operating leases have remaining lease terms ranging from 1 month to 149 months as of June 30, 2026.

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

Receivables Purchase Arrangements

On July 1, 2024, the Company entered into a Factoring Agreement with a third-party financial institution (the "Factor"), which accelerates receivable collection and helps to better manage cash flow. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. Total accounts receivables factored as of the end of June 30, 2026, totaled $18.3 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. During the six months ended June 30, 2026 and 2025, the Company received $94.8 million and $73.8 million in cash proceeds from the Factoring Agreement, respectively, which are recorded in operating cash flows on the Condensed Consolidated Statement of Cash Flows. See Note 2 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.27% as of June 30, 2026. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €292.6 million or $334.2 million, based on an exchange rate as of June 30, 2026, and reflecting interest accrued through June 30, 2026, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the effective date of the DPLTA on January 16, 2023, certain Adtran Networks shareholders filed lawsuits against the Company in the Regional Court Meiningen, Germany challenging the Exit Compensation offered under the DPLTA. The Regional Court Meiningen has not yet ruled on the shareholders' claims. After the Regional Court Meiningen issues an opinion, an appeal is likely to follow, and thus the Company does not anticipate a final decision on the shareholders' claims until late 2027 or 2028.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.6 million or $8.7 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 15, 2026 and, therefore, the Annual Recurring Compensation was paid after the ordinary general shareholders’ meeting in the amount of $8.9 million. During the three months ended June 30, 2026 and 2025, we accrued $2.1 million and $2.4 million, respectively, in Annual Recurring Compensation. During the six months ended June 30, 2026 and 2025, we accrued $4.3 million and $4.8 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares.

For the three and six months ended June 30, 2026, approximately 0.4 million shares and 0.6 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €11.7 million, or $13.8 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and six months ended June 30, 2025, approximately 0.9 million shares, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

As of June 30, 2026 we held 37,447,983 no-par value bearer shares of Adtran Networks, representing 71.9% of Adtran Networks outstanding shares as of June 30, 2026.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which incorporated by reference to Exhibit 10.14 of the 2025 Form 10-K.

Other Cash Requirements

During the six months ended June 30, 2026, other than the Exit Compensation payments, Annual Recurring Compensation under the DPLTA, and receivables purchase arrangements there have been no other material changes in cash requirements from those discussed in the 2025 Form 10-K and our cash requirements table shown in Liquidity and Capital Resources above.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of June 30, 2026, and December 31, 2025, we had commitments related to these bonds totaling $23.3 million and $22.4 million, respectively, which expire at various dates through October 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Critical Accounting Policies and Estimates

Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. Several accounting policies, as described in Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, require material subjective or complex judgment and have a significant impact on our financial condition and results of operations, as applicable. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the six months ended June 30, 2026, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2025 Form 10-K.

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

We maintain depository investments with certain financial institutions. As of June 30, 2026, $75.2 million of our cash and cash equivalents, primarily foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments exceed government insured depository limits, we have evaluated the credit worthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

Interest Rate Risk

As of June 30, 2026, we held $0.6 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of June 30, 2026, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. As of June 30, 2026, the carrying amounts of our revolving credit agreements totaled $25.0 million where a change in interest rates would impact our interest expense. A hypothetical 50 basis point increase in interest rates as of June 30, 2026, assuming all other variables remain constant, would increase our interest expense by $0.1 million annually. The analysis covers our debt and investments. The analyses use actual or approximate maturities for the debt and investments. The discount rates used were based on the market interest rates in effect at June 30, 2026.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, operating expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with the euro and the British pound. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary's functional currency or certain other local currency. The majority of our global supply chain predominately makes payments in U.S. dollars and some of our operating expenses are paid in certain local currencies (approximately 43.2% and 43.9% of total operating expense for the periods ended June 30, 2026 and 2025, respectively. Therefore, our revenue, gross margins, operating expenses and operating loss are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating loss. For the six months ended June 30, 2026, the effect of a hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $0.2 million. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of June 30, 2026, due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $7.5 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $12.1 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary.

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

For further information about the fair value of our investments as of June 30, 2026, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2026.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2026, management determined that there were deficiencies in Adtran’s internal control over financial reporting that constituted material weaknesses that existed as of June 30, 2026. Such material weaknesses were as follows:

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented under the captions "Legal Matters" and “DPLTA Appraisal Proceedings” in Note 17 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K, other than as described in the risk factors below.

Risks related to our financial results and Company success

We are obligated to comply with covenants related to our JPMorgan Chase Bank Credit Agreement that restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate our debt obligations.

On July 21, 2026, we terminated the Former Credit Agreement with Wells Fargo. All outstanding principal amounts thereunder were repaid, and we entered into a new five-year, $350.0 million credit agreement with JPMorgan Chase Bank, N.A. (the “New Credit Agreement”) on such date. As with our Former Credit Agreement, the New Credit Agreement governs a portion of our indebtedness and contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with the restrictive covenants in our Former Credit Agreement has resulted in prior events of default, and a failure to comply with the restrictive covenants in the New Credit Agreement may in the future result in an event of default that, if not cured or waived, results in the acceleration of all of our debt. Specifically, our New Credit Agreement contains various restrictive covenants which include, among others, provisions limiting our ability to:

•
pay dividends or make other distributions or repurchase capital stock;
•
incur or guarantee additional debt;
•
make certain distributions, investments and other restricted payments;
•
engage in transactions with affiliates;
•
engage in mergers or consolidations or other change in control transactions;
•
grant or incur liens on assets;
•
dispose of assets;
•
make loans and investments;
•
modify our organization documents in a manner that is materially adverse to the lenders, taken as a whole; and
•
enter into certain restrictive agreements.

In addition, the New Credit Agreement contains customary events of default, such as misrepresentation and a default in the performance or observance of any covenant (subject to customary cure periods and materiality thresholds for certain covenants).

In addition, certain covenants in the New Credit Agreement, require us, among other things, to:

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

Our failure to comply with the restrictive covenants in our Former Credit Agreement has resulted in prior events of default, and a failure to comply with the restrictive covenants in the New Credit Agreement may in the future result in an event of default that accelerates the payment of such debt, which would likely have a material adverse impact on our financial condition and results of operations. In addition, an event of default under the New Credit Agreement would, if not cured or waived, permit the lenders to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we were unable to repay the amounts due and payable under the New

Credit Agreement, the lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. In addition, these defaults could impair our ability to access debt and equity capital markets. For additional information on our debt covenants, see "Liquidity and Capital Resources" in Part I, Item 2 of this report.

Our significant indebtedness exposes us to various risks.

As of June 30, 2026, the Company’s borrowings under the Former Credit Agreement were $25.0 million. As of June 30, 2026, the U.S. Borrower had a total of $6.8 million in letters of credit under the Former Credit Agreement, leaving a net amount (after giving effect to the $25.0 million of outstanding borrowings described above) of $318.2 million available for future borrowings based on debt covenant compliance metrics. The credit facilities provided under the Former Credit Agreement were to mature in July 2027.

On July 21, 2026, the Company terminated the Former Credit Agreement and entered into the New Credit Agreement. As of the date of this filing, the Company had total outstanding borrowings under the New Credit Agreement of $48.0 million, leaving $302.0 million available for future borrowings.

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
•
limits our ability to assume debt in a future acquisition. Specifically, our New Credit Agreement limits the amount of debt we can assume in an acquisition. This could limit our ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;
•
could cause us to be more vulnerable to general adverse economic and industry conditions;
•
could cause us to be disadvantaged compared to competitors with less leverage; and
•
limits our ability to borrow additional money. Specifically, our New Credit Agreement limits our ability to borrow additional money, which could limit our ability to fund working capital, capital expenditures, research and development and other general corporate needs in the future.

Our ability to satisfy our debt obligations and to refinance our indebtedness in the future is dependent upon our future performance and other risk factors discussed in this section. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we fail to pay interest on, or repay, our borrowings under the New Credit Agreement when required, we will be in default under the applicable loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. In addition, our failure to repurchase the 2030 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. We may be forced to further reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our current or future debt agreements. If we are unable to achieve sufficient operating results and resources, we could face substantial liquidity challenges and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. Since early 2025, the U.S. has introduced trade policy actions that increased import tariffs across a wide range of countries at various rates, with certain exemptions. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration invoked Section 122 of the Trade Act of 1974 to impose new tariffs of 10% on imports from all countries, in addition to any existing non-IEEPA tariffs (including tariffs on semiconductors, which are expected to increase in June 2027), and also amended tariffs on imports of copper, steel and aluminum previously imposed under Section 232 of the Trade Expansion Act of 1962, effective April 6, 2026, to apply differentiated tariff rates based on metal content and the use of U.S.-origin metal inputs. By its terms, the Section 122 tariff expired on July 24, 2026. On July 23, 2026, the Office of the U.S. Trade Representative ("USTR") announced a final action under Section 301 of the Trade Act of 1974 imposing additional ad valorem tariffs of 10% or 12.5% on most goods imported from approximately 60 foreign trading partners, which together account for nearly all U.S. import trade. Under the final action, trading partners that have adopted, or have committed to adopt and effectively enforce, a qualifying forced labor import prohibition are subject to the lower 10% tariff rate, while trading partners that have not adopted such a prohibition are subject to the 12.5% rate. Certain categories of goods are excluded from the new tariffs, including articles already subject to duties under Section 232 of the Trade Expansion Act of 1962, and certain other products identified by USTR as warranting exemption.

Furthermore, recent U.S. trade actions have triggered retaliatory actions by certain affected countries, and other foreign governments may impose further trade measures, including reciprocal tariffs, on certain U.S. goods in the future. Because not all products can be sourced in all countries, we have experienced, and expect to continue to experience, increased costs in our supply chain as a result of such tariffs, which may lead to reduced margins or increased prices. We have taken, and may continue to take, steps intended to mitigate these impacts, but there is no assurance that these measures will be sufficient to offset the impact of tariffs on our business. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of or changes to tariffs on goods imported into the U.S. or exported to other countries, tax policy related to international commerce, increased export control, sanctions and investment restrictions, import or use of foreign communications equipment, or other trade matters. Related costs and the uncertainty during transition periods could lead to changes in buying behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2026, we did not repurchase any shares of our common stock. As of June 30, 2026, there is no current authorization to repurchase common stock.

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Not applicable

(c) Insider Trading Arrangements

James D. Wilson, Jr., our Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) on May 19, 2026. Mr. Wilson's trading arrangement covers the sale of 56,068 shares of the Company’s common stock, and it is scheduled to terminate on the earlier of (i) May 31, 2027 and (ii) the date that all shares are sold.

Other than as disclosed above, during the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed July 8, 2022)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed May 18, 2026)

3.3	Second Amended and Restated Bylaws of ADTRAN Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed October 24, 2023)

10.1	Second Amendment to the CEO Employment Agreement, dated April 6, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 7, 2026)

10.2

Form of 2026 3-Year Performance Shares Agreement under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 7, 2026)

10.3

Form of 2026 CEO 3-Year Performance Shares Agreement under the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 7, 2026)

10.4

Credit Agreement dated July 21, 2026, by and among ADTRAN Holdings, Inc., as holdings, ADTRAN, Inc. and Adtran Networks SE, as borrowers, JPMorgan Chase Bank, N.A. and J.P. Morgan SE, as administrative agents and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 23, 2026)

10.5

Guarantee and Collateral Agreement dated July 21, 2026 by and among ADTRAN Holdings, Inc., ADTRAN, Inc. and certain subsidiaries party thereto in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed July 23, 2026)

10.6

Share Pledge Agreement dated July 21, 2026 by and among ADTRAN Holdings, Inc., Adtran Networks SE, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed July 23, 2026)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Loss for the three and six months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN Holdings, Inc.

Date: August 4, 2026	/s/ Timothy Santo
Timothy Santo
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)