Form 10-Q
period 2026-09-30
ADTRAN Holdings, Inc.
filed 2026-11-05
CIK 926282

1

ADTRAN

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-41446

ADTRAN Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-2164282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Attention: Investor Relations 901 Explorer Boulevard Huntsville, Alabama	35806-2807
(Address of principal executive offices)	(Zip Code)

(256) 963-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	ADTN	The NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2026, the registrant had 81,495,825 shares of common stock, $0.01 par value per share, outstanding.

ADTRAN Holdings, Inc.

Quarterly Report on Form 10-Q

For the three and nine months ended September 30, 2026

Table of Contents

Item Number		Page Number
	Glossary of Selected Terms	3
	General	4
	Cautionary Note Regarding Forward-Looking Statements	4
	PART I — FINANCIAL INFORMATION

1	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 – (Unaudited)	7
	Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2026 and 2025 – (Unaudited)	8
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2026 and 2025 – (Unaudited)	9
	Condensed Consolidated Statements of Changes in Equity for the three months ended September 30, 2026 and 2025 and for the nine months ended September 30, 2026 and 2025 – (Unaudited)	10
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 – (Unaudited)	12
	Notes to Condensed Consolidated Financial Statements – (Unaudited)	13
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
3	Quantitative and Qualitative Disclosures About Market Risk	48
4	Controls and Procedures	49

	PART II — OTHER INFORMATION
1	Legal Proceedings	51
1A	Risk Factors	51
2	Unregistered Sales of Equity Securities and Use of Proceeds	54
5	Other Information	54
6	Exhibits	55
	SIGNATURE	56

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

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to "Adtran," the "Company," "we", "us" and "our" refer to ADTRAN Holdings, Inc. and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Adtran. Adtran and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report, our other filings with the SEC and other communications with our stockholders. Any statement that does not directly relate to a historical or current fact is a forward-looking statement. Generally, the words "believe", "expect", "intend", "estimate", "anticipate", "would", "will", "may", "might", "could", "should", "can", "future", "assume", "plan", "seek", "predict", "potential", "objective", "expect", "target", "project", "outlook", "forecast" and similar expressions identify forward-looking statements. We caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could affect the accuracy of such statements. Forward-looking statements are based on management’s current expectations, as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, and because they also relate to the future, they are likewise subject to inherent uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. The following are some of the risks that could affect our financial performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements:

Risks related to our financial results and Company success

•
We are obligated to comply with covenants related to our JPMorgan Chase Bank Credit Agreement (the "Credit Agreement") that restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate our debt obligations.
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
•
We have completed the expansion of our enterprise resource planning ("ERP") system, and if this ERP system proves ineffective, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our users.

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

Risks related to our Convertible Senior Notes (the "2030 Notes" or the "Notes") and Capped Call Transactions (the "Capped Calls")

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$64,627	$95,696
Restricted cash	7,097	—
Accounts receivable, less allowance for credit losses of $1,550 and $1,318 as of September 30, 2026 and December 31, 2025, respectively	235,081	210,687
Other receivables	9,326	7,046
Inventory, net	227,369	215,736
Income tax receivable	2,526	3,667
Prepaid expenses and other current assets	60,073	55,317
Short-term investments - deferred compensation	38,808	35,174
Assets held for sale	11,901	11,901
Total Current Assets	656,808	635,224
Property, plant and equipment, net	119,824	124,384
Goodwill	57,869	59,983
Intangible assets, net	259,280	294,047
Deferred tax assets	16,223	16,481
Other non-current assets	65,811	73,352
Long-term investments	1,044	1,022
Total Assets	$1,176,859	$1,204,493
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$179,046	$167,337
Unearned revenue	72,495	87,541
Accrued expenses and other liabilities	26,036	33,690
Accrued wages and benefits	24,982	32,203
Deferred compensation liability	40,567	37,447
Income tax payable	5,105	3,642
Total Current Liabilities	348,231	361,860
Non-current revolving credit agreement	82,961	25,000
Non-current convertible senior notes, net of debt issuance costs	194,223	193,038
Deferred tax liabilities	25,601	27,453
Non-current unearned revenue	28,607	27,143
Non-current pension liability	6,414	6,277
Non-current lease obligations	23,511	27,000
Other non-current liabilities	7,468	17,564
Total Liabilities	717,016	685,335
Commitments and contingencies (see Note 18)
Redeemable Non-Controlling Interest	340,225	373,328
Equity
Common stock, par value $0.01 per share; 200,000 shares authorized; 81,492 shares issued and 81,235 outstanding as of September 30, 2026 and 80,188 shares issued and 79,926 outstanding as of December 31, 2025	815	802
Additional paid-in capital	808,838	801,269
Accumulated other comprehensive income	59,437	78,877
Retained deficit	(744,457)	(730,010)
Less treasury stock at cost: 258 and 262 shares as of September 30, 2026 and December 31, 2025, respectively	(5,015)	(5,108)
Total Equity	119,618	145,830
Total Liabilities and Equity	$1,176,859	$1,204,493

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Network Solutions	$231,222	$232,543	$702,061	$654,258
Services & Support	49,945	46,892	146,338	137,989
Total Revenue	281,167	279,435	848,399	792,247
Cost of Revenue
Network Solutions	153,979	153,107	466,212	434,669
Services & Support	18,956	19,202	57,016	56,352
Total Cost of Revenue	172,935	172,309	523,228	491,021
Gross Profit	108,232	107,126	325,171	301,226
Selling, general and administrative expenses	56,983	58,234	173,062	168,866
Research and development expenses	52,003	51,680	156,559	152,434
Operating Loss	(754)	(2,788)	(4,450)	(20,074)
Interest and dividend income	608	291	1,305	618
Interest expense	(5,253)	(5,499)	(13,728)	(14,824)
Net investment (loss) gain	(154)	2,186	4,270	3,575
Other income (expense), net	993	(745)	2,974	(2,437)
Loss Before Income Taxes	(4,560)	(6,555)	(9,629)	(33,142)
Income tax expense	(2,583)	(1,202)	(5,288)	(1,821)
Net Loss	$(7,143)	$(7,757)	$(14,917)	$(34,963)
Less: Net Income attributable to non-controlling interest(1)	2,085	2,505	6,537	7,097
Net Loss attributable to ADTRAN Holdings, Inc.	$(9,228)	$(10,262)	$(21,454)	$(42,060)

Weighted average shares outstanding – basic	81,222	79,803	80,836	79,696
Weighted average shares outstanding – diluted	81,222	79,803	80,836	79,696

Loss per common share attributable to ADTRAN Holdings, Inc. – basic(2)	$(0.10)	$(0.12)	$(0.24)	$(0.50)
Loss per common share attributable to ADTRAN Holdings, Inc. – diluted(2)	$(0.10)	$(0.12)	$(0.24)	$(0.50)

(1) For the three and nine months ended September 30, 2026 we accrued $2.1 million and $6.5 million, respectively, net income attributable to non-controlling interest, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA. For the three and nine months ended September 30, 2025, we accrued $2.5 million and $7.5 million, respectively, representing the recurring cash compensation earned by non-controlling interest shareholders post-DPLTA.

(2) Loss per common share attributable to ADTRAN Holdings, Inc. - basic and diluted - reflects a $1.0 million and $1.9 million effect of redemption of RNCI for the three and nine months ended September 30, 2026, respectively, and a $0.5 million and a $2.0 million effect of redemption of RNCI for the three and nine months ended September 30, 2025. See Note 16 for additional information.

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Loss	$(7,143)	$(7,757)	$(14,917)	$(34,963)
Other Comprehensive (Loss) Income, net of tax
Defined benefit plan adjustments	(36)	(6)	(151)	393
Foreign currency translation (loss) gain	(4,721)	(3,694)	(19,289)	63,008
Other Comprehensive (Loss) Income, net of tax	(4,757)	(3,700)	(19,440)	63,401
Comprehensive (Loss) Income, net of tax	(11,900)	(11,457)	(34,357)	28,438
Less: Comprehensive Income attributable to non-controlling interest	2,085	2,505	6,537	7,097
Comprehensive (Loss) Income attributable to ADTRAN Holdings, Inc., net of tax	$(13,985)	$(13,962)	$(40,894)	$21,341

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2025	80,188	$802	$801,269	$(730,010)	$(5,108)	$78,877	$145,830
Net income	—	—	—	930	—	—	930
Annual recurring compensation earned	—	—	—	(2,251)	—	—	(2,251)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,831)	(8,831)
Dividends accrued on unvested restricted stock units	—	—	—	(7)	—	—	(7)
Deferred compensation adjustments, net of tax	—	—	(57)	—	93	—	36
ADTRAN RSUs and restricted stock vested	398	4	—	(1,675)	—	—	(1,671)
ADTRAN stock options exercised	217	2	—	1,367	—	—	1,369
ADTRAN stock-based compensation expense	—	—	1,819	—	—	—	1,819
Redemption of redeemable non-controlling interest	—	—	—	301	—	—	301
Balance as of March 31, 2026	80,803	$808	$803,031	$(731,345)	$(5,015)	$70,046	$137,525
Net loss	—	—	—	(8,704)	—	—	(8,704)
Annual recurring compensation earned	—	—	—	(2,201)	—	—	(2,201)
Other comprehensive loss, net of tax	—	—	—	—	—	(5,852)	(5,852)
ADTRAN RSUs and restricted stock vested	12	—	—	51	—	—	51
ADTRAN stock options exercised	638	7	—	5,236	—	—	5,243
ADTRAN stock-based compensation expense	—	—	2,851	—	—	—	2,851
Redemption of redeemable non-controlling interest	—	—	—	584	—	—	584
Balance as of June 30, 2026	81,453	$815	$805,882	$(736,379)	$(5,015)	$64,194	$129,497
Net loss	—	—	—	(7,143)	—	—	(7,143)
Annual recurring compensation earned	—	—	—	(2,085)	—	—	(2,085)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,757)	(4,757)
ADTRAN RSUs and restricted stock vested	15	—	—	(5)	—	—	(5)
ADTRAN stock options exercised	24	—	—	126	—	—	126
ADTRAN stock-based compensation expense	—	—	2,956	—	—	—	2,956
Redemption of redeemable non-controlling interest	—	—	—	1,029	—	—	1,029
Balance as of September 30, 2026	81,492	$815	$808,838	$(744,457)	$(5,015)	$59,437	$119,618

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

ADTRAN Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,917)	$(34,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,657	68,316
Amortization of debt issuance cost	2,501	975
Amortization of convertible notes issuance costs	1,197	45
Gain on investments, net	(4,531)	(3,828)
Net loss on disposal of property, plant and equipment	82	38
Stock-based compensation expense	7,626	8,738
Deferred income taxes	(1,205)	715
Inventory reserves	2,655	8,754
Changes in operating assets and liabilities:
Accounts receivable, net	(29,897)	12,295
Other receivables	(4,989)	1,769
Income taxes receivable, net	1,695	(752)
Inventory	(18,684)	45,426
Prepaid expenses, other current assets and other assets	2,839	7,162
Accounts payable	15,332	585
Accrued expenses and other liabilities	(25,706)	(26,589)
Income taxes payable	3,460	(1,157)
Net cash provided by operating activities	14,115	87,529

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,198)	(20,066)
Intangibles - internally developed technology	(25,895)	(29,491)
Proceeds from sales and maturities of available-for-sale investments	1,113	960
Purchases of available-for-sale investments	(202)	(318)
Net payments for beneficial interest in securitized accounts receivable	(412)	(232)
Net cash used in investing activities	(47,594)	(49,147)

Cash flows from financing activities:
Tax withholdings related to stock-based compensation settlements	(1,622)	(1,313)
Proceeds from stock option exercises	6,738	1,434
Payments on financing agreement	(2,800)	—
Redemption of redeemable non-controlling interest	(31,902)	(19,364)
Payment of annual recurring compensation to non-controlling interest	(8,881)	(10,053)
Proceeds from draw on revolving credit agreements	87,961	24,000
Repayment of revolving credit agreements	(30,000)	(189,000)
Proceeds from issuance of convertible notes	—	201,250
Payments for capped call transactions related to convertible senior notes	—	(17,650)
Payment of debt issuance costs	(6,422)	(7,350)
Net cash provided by (used in) financing activities	13,072	(18,046)

Net (decrease) increase in cash, cash equivalents and restricted cash	(20,407)	20,336
Effect of exchange rate changes	(3,565)	4,872
Cash and cash equivalents, beginning of period	95,696	76,021
Cash, cash equivalents and restricted cash, end of period	$71,724	$101,229

Supplemental disclosure of cash financing activities:
Cash paid for interest	$11,145	$13,335
Cash paid for income taxes, net	$4,038	$2,407
Cash used in operating activities related to operating leases	$7,028	$7,737
Supplemental disclosure of non-cash investing and financing activities:
Redemption of redeemable non-controlling interest	$1,914	$2,010
Right-of-use assets obtained in exchange for lease obligations	$1,311	$3,689
Purchases of property, plant and equipment included in accounts payable	$804	$4,874
Purchases of property, plant and equipment included in other non-current liabilities	$—	$5,157
Debt issuance costs included in accrued expenses and other liabilities	$—	$1,493

See accompanying notes to condensed consolidated financial statements.

ADTRAN Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENERAL

ADTRAN Holdings, Inc. ("Adtran" or the "Company") is a leading global provider of networking and communications platforms, software, systems and services focused on the broadband access market, serving a diverse domestic and international customer base in multiple countries that includes large, medium and small Service Providers, alternative Service Providers, such as utilities, municipalities and fiber overbuilders, cable/MSOs, SMBs and distributed enterprises, including Fortune 500 companies with sophisticated business continuity applications; and federal, state and local government agencies. Our innovative solutions and services enable voice, data, video and internet-communications across a variety of network infrastructures and are currently in use by millions worldwide. We support our customers through our direct global sales organization and distribution networks. Our success depends upon our ability to increase unit volume and market share through the introduction of new products and succeeding generations of products having optimal selling prices and increased functionality as compared to both the prior generation of a product and to the products of competitors in order to gain market share. To service our customers and grow revenue, we are continually conducting research and developing new products addressing customer needs and testing those products for the specific requirements of the particular customers. We offer a broad portfolio of flexible software and hardware network solutions and services that enable Service Providers to meet today’s service demands, while enabling them to transition to the fully converged, scalable, highly-automated, cloud-controlled voice, data, internet and video network of the future. In addition to our global headquarters in Huntsville, Alabama, and our European headquarters in Munich, Germany, we have sales and research and development facilities in strategic global locations.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.52% as of September 30, 2026. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €281.1 million or approximately $318.4 million, based on an exchange rate as of September 30, 2026, and reflecting interest accrued through September 30, 2026 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the effective date of the DPLTA on January 16, 2023, certain Adtran Networks shareholders filed lawsuits against the Company in the Regional Court Meiningen, Germany challenging the Exit Compensation offered under the DPLTA. The Regional Court Meiningen has not yet ruled on the shareholders' claims. After the Regional Court Meiningen issues an opinion, an appeal is likely to follow, and thus the Company does not anticipate a final non-appealable decision on the shareholders' claims until 2028 at the earliest. Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.2 million (or $8.2 million based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders as of September 30, 2026 were to elect Exit Compensation.

The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholder meeting occurred on June 15, 2026 and, therefore, the Annual Recurring Compensation was paid after the ordinary general shareholders' meeting in the amount of $8.9 million. During the three months ended September 30, 2026 and 2025, we accrued $2.1 million and $2.5 million, respectively, in Annual Recurring Compensation. During the nine months ended September 30, 2026 and 2025, we accrued $6.1 million and $7.5 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares.

For the three and nine months ended September 30, 2026, approximately 0.8 million shares and 1.3 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments for the three and nine months ended September 30, 2026 of approximately €15.6 million or $18.1 million and €27.3 million, or $31.9 million, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and nine months ended September 30, 2025, less than one thousand shares and approximately 0.9 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments for the three and nine months ended September 30, 2025 of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final non-appealable decision in the appraisal proceedings and the Company does not anticipate a final decision on shareholder's challenges to Exit Compensation until 2028 at the earliest; (ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the current guaranteed Annual Recurring Compensation payment; and (iv) the current trading value of Adtran Networks shares.

Moreover, on September 19, 2025, the Company issued $201.3 million aggregate principal amount of convertible senior notes due 2030 (the "Notes"). The Notes accrue interest at a rate of 3.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2026. Unless repurchased earlier, redeemed, or converted, the Notes will mature on September 15, 2030. After deducting the initial purchasers’ discounts, commissions, and estimated offering expenses, the Company received net proceeds of $192.6 million.

On July 21, 2026, ADTRAN Holdings, Inc. entered into a credit agreement (the "Credit Agreement") with J.P. Morgan Chase Bank. The Credit Agreement allows for borrowings of up to $350.0 million in aggregate principal amount, with borrowings by the German Borrower limited to $50.0 million. On September 30, 2026, the Company had access to $261.7 million on its Credit Agreement for future borrowings based on debt covenant compliance metrics. On July 21, 2026, the Company terminated the credit agreement with Wells Fargo (the "Former Credit Agreement"), repaid all principal amounts under the Former Credit Agreement. As of September 30, 2026, the Company pledged cash as collateral for $6.6 million in letters of credit that were previously secured by the Former Credit Agreement. See Note 11, Credit Agreements for additional information regarding the terms of the Credit Agreement and the Former Credit Agreement.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of ADTRAN Holdings, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information presented in Quarterly Reports on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles in the United States of America ("U.S. GAAP") for complete financial statements are not included herein. The December 31, 2025, Condensed Consolidated Balance Sheet is derived from audited financial statements but does not include all disclosures required by U.S. GAAP for annual financial statements.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of ongoing inflationary pressures, continued elevated interest rates, currency fluctuations and political tensions as of September 30, 2026, and through the date of this report. These conditions could result in further impacts to the Company's consolidated financial statements in future reporting periods. The accounting matters assessed included, but were not limited to, the allowance for credit losses, stock-based compensation, carrying value of goodwill, intangibles and other long-lived assets, financial assets, valuation allowances for tax assets, revenue recognition and costs of revenue.

During the nine months ended September 30, 2026, there were no other significant changes to our critical accounting policies or estimates from those described in the financial statements contained in the 2025 Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which is intended to modernize the accounting for the costs of internal-use software given the evolution of software development to the incremental and iterative development method. The amendments remove all references to prescriptive and sequential development stages and, instead, require an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period with the amendments to be applied using a prospective, modified or retrospective transition approach. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

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

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet that agree to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows:

	As of	As of
(In thousands)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$64,627	$93,682
Restricted cash	7,097	7,547
Cash, cash equivalents and restricted cash	$71,724	$101,229

In July 2026, the Company pledged cash as collateral for $6.6 million in letters of credit that were previously secured by the Former Credit Agreement, which are now secured by $7.1 million of cash pledged as collateral. The Company did not have any restricted cash as of December 31, 2025. See Note 11 for additional information regarding the Former Credit Agreement with Wells Fargo.

3. REVENUE AND RECEIVABLES

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

The following tables disaggregate revenue by reportable segment and revenue category:

	Three Months Ended
	September 30, 2026			September 30, 2025
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation Solutions	$60,626	$17,884	$78,510	$61,051	$13,757	$74,808
Subscriber Solutions	79,169	8,955	88,124	92,770	8,368	101,138
Optical Networking Solutions	$91,427	$23,106	114,533	78,722	24,767	103,489
Total	$231,222	$49,945	$281,167	$232,543	$46,892	$279,435

	Nine Months Ended
	September 30, 2026			September 30, 2025
(In thousands)	Network Solutions	Services & Support	Total	Network Solutions	Services & Support	Total
Access & Aggregation Solutions	$209,567	$46,396	$255,963	$214,251	$40,905	$255,156
Subscriber Solutions	242,905	27,988	270,893	240,055	25,252	265,307
Optical Networking Solutions	$249,589	$71,954	321,543	199,952	71,832	271,784
Total	$702,061	$146,338	$848,399	$654,258	$137,989	$792,247

The aggregate amount of transaction price allocated to remaining performance obligations ("RPO") that have not been satisfied as of September 30, 2026 related to non-cancellable contractual maintenance agreements, non-cancellable contractual SaaS and subscription services, and non-cancellable hardware contracts amounted to $233.1 million. The majority of the Company's performance obligations will generally be satisfied within a year and any remaining performance obligations are recognized over one to three years.

The following table provides information about accounts receivable, contract assets and unearned revenue from contracts with customers:

	As of	As of
(In thousands)	September 30, 2026	December 31, 2025
Accounts receivable, net	$235,081	$210,687
Contract assets(1)	$1,160	$432
Unearned revenue	$72,495	$87,541
Non-current unearned revenue	$28,607	$27,143

(1) Included in other receivables on the Condensed Consolidated Balance Sheets.

Accounts Receivable

The allowance for credit losses was $1.6 million and $1.3 million as of September 30, 2026, and December 31, 2025, respectively, related to accounts receivable.

Receivables Purchase Agreement

On July 1, 2024, the Company entered into a receivables purchase agreement (the "Factoring Agreement") with a third-party financial institution (the "Factor"), which accelerates receivable collection and helps to better manage cash flow. Total accounts receivables factored as of the end of September 30, 2026, totaled $16.8 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. Total accounts receivables factored as of the end of September 30, 2025, totaled $23.6 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. The balance in the reserve account is included in other assets.

During the three and nine months ended September 30, 2026, the Company received $40.3 million and $135.0 million, in cash proceeds from the Factoring Agreement, respectively, and during the three and nine months ended September 30, 2025, the Company received $49.2 million and $119.4 million from the Factoring Agreement, respectively, which are recorded as a component of accounts receivable in operating cash flows on the Condensed Consolidated Statement of Cash Flows. The cost of the Factoring Agreement is included in interest expense in the Condensed Consolidated Statements of Loss and totaled $0.2 million and $1.1 million for the three and nine months ended September 30, 2026 and $0.5 million and $1.0 million for the three and nine months ended September 30, 2025.

Contract Assets

No allowance for credit losses was recorded for the three and nine months ended September 30, 2026 and 2025, respectively, related to contract assets.

Unearned Revenue

Of the outstanding unearned revenue balances as of December 31, 2025, $15.3 million and $57.6 million were recognized as revenue during the three and nine months ended September 30, 2026, respectively. Of the $74.8 million of outstanding unearned revenue balances as of December 31, 2024, $9.3 million and $44.1 million were recognized as revenue during the three and nine months ended September 30, 2025, respectively.

4. INCOME TAXES

The Company’s effective tax rate changed from an expense of 18.3% of pre-tax loss for the three months ended September 30, 2025, to an expense of 56.6% of pre-tax loss for the three months ended September 30, 2026, and changed from an expense of 5.5% of pre-tax loss for the nine months ended September 30, 2025, to an expense of 54.9% of pre-tax loss for the nine months ended September 30, 2026. The changes in the effective tax rate for the three and nine months ended September 30, 2026, were driven primarily by loss jurisdictions for which the recognition of tax benefits on pre-tax losses incurred during the three and nine months ended September 30, 2026 were limited due to a valuation allowance.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes. As of September 30, 2026, the Company had net deferred tax assets totaling $115.1 million, and a valuation allowance totaling $124.5 million against those deferred tax assets. Our assessment of the realizability of our deferred tax assets includes the evaluation of historical operating results, as well as the evaluation of evidence which requires significant judgment, including the evaluation of our three-year cumulative income position, future taxable income projections and tax planning strategies. Should management’s conclusion change in the future and an additional valuation allowance, or a partial or full release of the valuation allowance becomes necessary, it may have a material effect on our consolidated financial statements.

5. STOCK-BASED COMPENSATION

2024 Stock Incentive Plans

At the annual meeting of stockholders held on May 8, 2024, the Company’s stockholders approved, upon recommendation of the Board of Directors, the adoption of the ADTRAN Holdings, Inc. 2024 Employee Stock Incentive Plan ("2024 Employee Plan") and the ADTRAN Holdings, Inc. 2024 Directors Stock Plan ("2024 Directors Plan"). Outstanding awards granted under the Company's prior equity incentive plans will remain subject to the terms of such applicable plans, and shares under such plans that are cancelled or forfeited will be available for issuance under the 2024 Employee Plan or the 2024 Directors Plan, as applicable.

As of September 30, 2026, 4.3 million shares were available for issuance pursuant to awards that may be made in the future under shareholder-approved equity plans.

For the three months ended September 30, 2026 and 2025, stock-based compensation expense was $3.0 million and $2.9 million, respectively, and for the nine months ended September 30, 2026 and 2025, stock-based compensation expense was $7.6 million and $8.7 million, respectively.

PSUs, RSUs and Restricted Stock

The following table summarizes the changes of the PSUs, RSUs and restricted stock outstanding as of December 31, 2025 and September 30, 2026 and the changes that occurred during the nine months ended September 30, 2026:

	Number of Shares (in thousands)	Weighted Avg. Grant Date Fair Value (per share)
Unvested PSUs, RSUs and restricted stock outstanding, December 31, 2025	1,967	$10.70
PSUs, RSUs and restricted stock granted	1,467	$12.76
PSUs, RSUs and restricted stock vested	(509)	$11.42
PSUs, RSUs and restricted stock forfeited	(149)	$14.32
Unvested PSUs, RSUs and restricted stock outstanding, September 30, 2026	2,776	$11.46

The fair value of PSUs with performance conditions, RSUs and restricted stock is equal to the closing price of the Company's stock on the date of grant. The fair value of PSUs with market conditions is calculated using a Monte Carlo simulation valuation method.

As of September 30, 2026, total unrecognized compensation expense related to the non-vested portion of market-based PSUs, RSUs and restricted stock was approximately $23.2 million, which will be recognized over the remaining weighted-average period of 2.6 years. Unrecognized compensation expense will be adjusted for actual forfeitures.

6. INVESTMENTS

The Company has cash equivalents and investments which are held at fair value as follows:

		Fair Value Measurements as of September 30, 2026 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds (1)	$751	$751	$—	$—
Marketable equity securities
Marketable equity securities	1,044	1,044	—	—
Deferred compensation plan assets	38,808	38,808	—	—
Total	$40,603	$40,603	$—	$—

		Fair Value Measurements as of December 31, 2025 Using
(In thousands)	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds (1)	$245	$245	$—	$—
Marketable equity securities
Marketable equity securities	1,022	1,022	—	—
Deferred compensation plan assets	35,174	35,174	—	—
Total	$36,441	$36,441	$—	$—

(1)
The money market fund balances of $0.8 million and $0.2 million as of September 30, 2026 and December 31, 2025, respectively, are included in cash and cash equivalents on the balance sheet.

Market prices are obtained from a variety of industry standard data providers, large financial institutions and other third-party sources. These multiple market prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value of each security.

20

7. INVENTORY

As of September 30, 2026 and December 31, 2025, inventory, net was comprised of the following:

	As of	As of
(In thousands)	September 30, 2026	December 31, 2025
Raw materials	$95,342	$78,230
Work in process	16,329	12,801
Finished goods	115,698	124,705
Total inventory, net	$227,369	$215,736

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which considers historical usage, known trends, inventory age and market conditions.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of	As of
(In thousands)	September 30, 2026	December 31, 2025
Engineering and other equipment	$130,092	$131,665
Building	52,304	52,586
Computer hardware and software	123,148	109,703
Building and land improvements	43,339	43,271
Furniture and fixtures	16,765	19,287
Land	3,047	3,073
Total property, plant and equipment	368,695	359,585
Less: accumulated depreciation and amortization	(248,871)	(235,201)
Total property, plant and equipment, net	$119,824	$124,384

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by the asset are less than the asset’s carrying value.

Depreciation and amortization expense was $8.7 million and $7.9 million for the three months ended September 30, 2026 and 2025, respectively, and $25.0 million and $22.3 million for the nine months ended September 30, 2026 and 2025, respectively, which is recorded in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

Assets Held For Sale

On December 31, 2025, the Company determined that it continued to meet the held for sale criteria pursuant to ASC 360, "Impairment and Disposal of Long-Lived Assets" on a portion of the Company's property located at its Huntsville, Alabama campus and ceased recording depreciation on the assets. The Company continues to assess the probability that the sale of its headquarters in Huntsville will occur and has determined it is probable of occurring in the next twelve months.

The Company records assets held for sale at the lower of their carrying value or fair value less costs to sell. The total carrying value of assets held for sale was $11.9 million as of September 30, 2026 and December 31, 2025, respectively, and is separately recorded on the balance sheet.

9. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2026, and the twelve months ended December 31, 2025, are as follows:

(In thousands)	Services & Support

As of December 31, 2024	$52,918
Foreign currency translation adjustments	7,065
As of December 31, 2025	$59,983
Foreign currency translation adjustments	(2,114)
As of September 30, 2026	$57,869

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

No impairment of goodwill was recognized during the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025. As of September 30, 2026, accumulated goodwill impairment losses totaled $335.3 million.

10. INTANGIBLE ASSETS

Intangible assets as of September 30, 2026, and December 31, 2025, consisted of the following:

		As of September 30, 2026			As of December 31, 2025
(In thousands excluding years)	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	11.0	$54,759	$(28,296)	$26,463	$56,244	$(25,306)	$30,938
Backlog	1.7	58,915	(58,915)	—	61,081	(61,081)	—
Developed technology	7.2	440,721	(208,540)	232,181	429,329	(168,073)	261,256
Licensed technology	9.0	5,900	(5,600)	300	5,900	(5,108)	792
Licensed agreements	8.5	560	(476)	84	560	(446)	114
Trade names	2.8	30,477	(30,225)	252	31,598	(30,651)	947
Total		$591,332	$(332,052)	$259,280	$584,712	$(290,665)	$294,047

No impairment losses related to intangible assets were recorded during the three and nine months ended September 30, 2026 and 2025.

Amortization expense was $17.4 million and $15.7 million in the three months ended September 30, 2026 and 2025, respectively, and $51.8 million and $46.4 million in the nine months ended September 30, 2026 and 2025, respectively and was included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss.

During the nine months ended September 30, 2026, the Company had development costs of $25.5 million for developed technology assets with a weighted average amortization period of three years with no expected residual value.

Estimated future amortization expense of intangible assets is as follows:

As of
(In thousands)	September 30, 2026
2026	$17,517
2027	67,841
2028	59,999
2029	51,124
2030	44,260
Thereafter	18,539
Total	$259,280

11. CREDIT AGREEMENTS

The carrying amounts of the Company's non-current revolving credit facility in its Condensed Consolidated Balance Sheets were as follows:

	As of	As of
(In thousands)	September 30, 2026	December 31, 2025
J. P. Morgan credit agreement	$82,961	$—
Wells Fargo credit agreement	—	25,000
Total non-current revolving credit facility	$82,961	$25,000

As of September 30, 2026 and December 31, 2025, the estimated fair value of our revolving credit agreements approximates the carrying value. As of September 30, 2026, the weighted average interest rate on our revolving credit agreement was 6.3%.

J.P. Morgan Credit Agreement

On July 21, 2026, ADTRAN Holdings, Inc. as guarantor, ADTRAN, Inc., a Delaware corporation (the "US Borrower"), and Adtran Networks SE, a European stock corporation (the "German Borrower" and together with the US Borrower, collectively, the "Borrowers"), entered into a credit agreement with J.P. Morgan Chase Bank, N.A., as administrative agent for the US Borrower and J.P. Morgan SE, as administrative agent for the German Borrower, and the financial institutions party thereto, as lenders. The Credit Agreement allows for borrowings of up to $350.0 million in aggregate principal amount, with borrowings by the German Borrower limited to $50.0 million. The Credit Agreement matures in July 2031. However, the maturity date of the Credit Agreement will be 91 days prior to the final maturity date of the senior convertible notes, unless the senior convertible notes have been repaid, refinanced or defeased in full on or prior to such date. As of September 30, 2026, the Company’s borrowings under the Credit Agreement were $83.0 million, with no borrowings outstanding attributable to the German Borrower. As of September 30, 2026, the Company had a total of $5.3 million in letters of credit under the Credit Agreement, leaving a net amount (after giving effect to the $83.0 million of outstanding borrowings described above) of $261.7 million available for future borrowings.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either the Term Benchmark Rate or the Base Rate, in each case subject to a 0.00% floor, plus an applicable margin based on the consolidated total net leverage ratio. The applicable margin ranges from 2.25% to 3.25% for Term Benchmark Rate loans and from 1.25% to 2.25% for Base Rate loans. The Borrowers are also required to pay a commitment fee between 0.20% and 0.25% on unused revolving commitments. The proceeds of any loans may be used for working capital and for general corporate purposes not prohibited under the Credit Agreement.

Under the Credit Agreement, beginning with the fiscal quarter ending December 31, 2026, the Company is required to maintain a consolidated senior secured net leverage ratio (the "Net Leverage Ratio") of no greater than 3.25x and a consolidated fixed charge coverage ratio of at least 1.25x. During a Springing Covenant Period, the Net Leverage Ratio may not exceed 3.75x as of the last day of the first and second Reference Periods and 3.50x as of the last day of the third Reference Period. In addition, as of the last day of any fiscal quarter during a Springing Covenant Period, the Company is required to maintain Liquidity, as defined in the Credit Agreement, of at least $50.0 million. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

The Credit Agreement also contains customary events of default, such as misrepresentation and a default in the performance or observance of any covenant (subject to customary cure periods). Upon the occurrence and during the continuance of an event of default, the lender is entitled to take various actions, including the acceleration of all amounts due under the Credit Agreement.

Pursuant to the Guarantee and Collateral Agreement, among the Company, the US Borrower, certain subsidiaries of the US Borrower and the administrative agents, the Borrowers’ obligations under the Credit Agreement are (a) secured by substantially all of the assets of the Company, the US Borrower and certain subsidiaries of the US Borrower and (b) guaranteed by the Company, US Borrower and certain subsidiaries of the US Borrower. Pursuant to the Share Pledge Agreement, the obligations under the credit agreement are secured by all of the shares owned by the Company in the German Borrower.

Pursuant to the Credit Agreement, the Company is subject to certain restrictions on the payment of dividends and other distributions with respect to its common stock, as well as on the redemption and repurchase of its common stock, except as expressly permitted by the Credit Agreement.

Wells Fargo Credit Agreement

In connection with entering into the Credit Agreement, on July 21, 2026, the Company terminated the Former Credit Agreement with Wells Fargo, the collateral agreement dated July 18, 2022, the ADVA domestic collateral agreement dated June 4, 2024, the guaranty agreement dated July 18, 2022 and the ADVA guaranty agreement dated June 4, 2024 and all principal amounts under the Former Credit Agreement were repaid. Upon extinguishment of the Former Credit Agreement, the Company recorded an extinuishment loss of $1.5 million in the three and nine months ended September 30, 2026 and is included in interest expense on the Condensed Consolidated Statements of Income. As of September 30, 2026, the Company had a total of $6.6 million in letters of credit that had previously been secured by the Former Credit Agreement, which are now secured by $7.1 million of cash pledged as collateral. The letters of credit relate primarily to performance bonds with expiration dates through April 2028. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote. The pledged collateral will be released upon expiration of the bond or upon renewal of the letter of credit under the Credit Agreement with J.P. Morgan. See Note 2 for additional information regarding cash pledged as collateral.

12. CONVERTIBLE SENIOR NOTES AND CAPPED CALLS

The outstanding principal and carrying value of the convertible senior notes were as follows:

	As of	As of
(In thousands)	September 30, 2026	December 31, 2025
Convertible senior notes	$201,250	$201,250
Less: unamortized debt issuance costs	(7,027)	(8,212)
Non-current convertible senior notes	$194,223	$193,038

The estimated fair value of the 2030 Notes was $203.6 million and $217.5 million as of September 30, 2026 and December 31, 2025, respectively. The estimated fair value of the 2030 Notes, based on Level 2 inputs of the valuation hierarchy, were determined based on the quoted bid prices of the 2030 Notes in an over-the-counter market on the last trading day of the reporting period.

The effective interest rate of the 2030 Notes over their expected life is 4.7%. The following is a summary of interest expense for the 2030 Notes:

	Three Months Ended	Nine Months Ended	Three and Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2026	September 30, 2025
Contractual interest	$1,887	$5,627	$227
Amortization of issuance costs	402	1,197	45
Total interest expense	$2,289	$6,824	$272

On September 19, 2025, the Company issued $201.3 million principal amount of its 3.75% convertible senior notes due September 15, 2030. The 2030 Notes were issued pursuant to, and are governed by, an indenture (the "Indenture"), dated as of September 19, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"). The 2030 Notes are the Company’s senior, unsecured obligations and bear interest at a rate of 3.75% per year payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. Each $1,000 principal amount of the 2030 Notes will be convertible into 86.8206 shares of the Company’s common stock, which is equivalent to a conversion price of approximately $11.52 per share, subject to adjustment upon the occurrence of specified events. In addition, if certain corporate events that constitute a "make-whole fundamental change" (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

For additional information regarding the terms of the 2030 Notes, refer to the Consolidated Financial Statements and related footnotes in the Company's fiscal 2025 Annual Report on Form 10-K.

Capped Calls

In connection with the pricing of the 2030 Notes and the exercise of the initial purchasers’ option to purchase additional 2030 Notes, the Company entered into privately negotiated capped call transactions with one of the initial purchasers of the 2030 Notes or its affiliate and certain other financial institutions pursuant to capped call confirmations (collectively, the "Capped Calls"). The premiums paid for the purchases of the Capped Calls were approximately $17.6 million. The Capped Calls have an initial strike price of approximately $11.52 per share, subject to certain adjustments substantially similar to those applicable to the corresponding 2030 Notes. The Capped Calls have an initial cap price of approximately $15.51 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 17.5 million shares of the Company’s common stock.

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

13. EMPLOYEE BENEFIT PLANS

Pension Benefit Plan

We maintain a defined benefit pension plan covering employees in certain foreign countries. The net amounts recognized in the Condensed Consolidated Balance Sheets for the unfunded pension liability as of September 30, 2026 and December 31, 2025 were as follows:

		As of	As of
(In thousands)	Balance Sheet Location	September 30, 2026	December 31, 2025
Non-current pension asset	Other non-current assets	$3,601	$2,291
Current pension liability	Accrued wages and benefits	(359)	(372)
Non-current pension liability	Non-current pension liability	(6,414)	(6,277)
Net pension liability		$(3,172)	$(4,358)

The Company's defined benefit pension liability represents the projected benefit obligation, which is the actuarial present value of the vested benefits to which the employee is currently entitled based on the employee's expected date of retirement.

The following table summarizes the components of net periodic pension cost related to the Company's defined benefit pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Service cost	$883	$434	$2,665	$1,244
Interest cost	481	542	1,454	1,553
Expected return on plan assets	(609)	(655)	(1,882)	(1,878)
Amortization of actuarial losses	(20)	12	(60)	35
Net periodic pension cost	$735	$333	$2,177	$954

The components of net periodic pension cost, other than the service cost component, are included in other income (expense), net in the Condensed Consolidated Statements of Loss. Service cost is included in cost of revenue, selling, general and administrative expenses and research and development expenses in the Condensed Consolidated Statements of Loss. The Company made contributions to the defined benefit pension plans totaling $1.8 million and $3.0 million during the nine months ended September 30, 2026 and 2025, respectively. Contributions to the defined benefit pension plans for the remainder of 2026 will be limited to benefit payments to retirees which are paid out of the operating cash flows of the Company and are expected to be approximately $0.8 million.

14. EQUITY

Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income, net of tax, by component:

	Three Months Ended September 30, 2026
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of June 30, 2026	$(382)	$2,968	$61,223	$385	$64,194
Other comprehensive income (loss) before reclassifications	6	—	(4,721)	—	(4,715)
Amounts reclassified from accumulated other comprehensive loss	(6)	(36)	—	—	(42)
Net current period other comprehensive loss	—	(36)	(4,721)	—	(4,757)
Balance as of September 30, 2026	$(382)	$2,932	$56,502	$385	$59,437

	Three Months Ended September 30, 2025
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of June 30, 2025	$(382)	$(628)	$78,980	$385	$78,355
Other comprehensive (loss) income before reclassifications	19	—	(3,694)	—	(3,675)
Amounts reclassified from accumulated other comprehensive loss	(19)	(6)	—	—	(25)
Net current period other comprehensive loss	—	(6)	(3,694)	—	(3,700)
Balance as of September 30, 2025	$(382)	$(634)	$75,286	$385	$74,655

	Nine Months Ended September 30, 2026
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2025	$(382)	$3,083	$75,791	$385	$78,877
Other comprehensive income (loss) before reclassifications	8	—	(19,289)	—	(19,281)
Amounts reclassified from accumulated other comprehensive loss	(8)	(151)	—	—	(159)
Net current period other comprehensive loss	—	(151)	(19,289)	—	(19,440)
Balance as of September 30, 2026	$(382)	$2,932	$56,502	$385	$59,437

	Nine Months Ended September 30, 2025
(In thousands)	Unrealized (Losses) Gains on Available- for-Sale Securities	Defined Benefit Plan Adjustments	Foreign Currency Translation Adjustments	ASU 2018-02 Adoption	Total
Balance as of December 31, 2024	$(382)	$(1,027)	$12,278	$385	$11,254
Other comprehensive income before reclassifications	39	—	63,008	—	63,047
Amounts reclassified from accumulated other comprehensive (loss) income	(39)	393	—	—	354
Net current period other comprehensive income	—	393	63,008	—	63,401
Balance as of September 30, 2025	$(382)	$(634)	$75,286	$385	$74,655

The following tables present the details of reclassifications out of accumulated other comprehensive income:

	Three Months Ended September 30, 2026
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item
Unrealized gain on available-for-sale securities:
Net realized loss on sales of securities	$(8)	Net investment gain
Defined benefit plan adjustments – actuarial loss	(52)	Other income (expense)
Total reclassifications for the period, before tax	(60)
Tax benefit	18
Total reclassifications for the period, net of tax	$(42)

	Three Months Ended September 30, 2025
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item
Unrealized gain on available-for-sale securities:
Net realized loss on sales of securities	$(26)	Net investment gain
Defined benefit plan adjustments – actuarial loss	(9)	Other income (expense)
Total reclassifications for the period, before tax	(35)
Tax benefit	10
Total reclassifications for the period, net of tax	$(25)

The following table presents the tax effects related to the change in each component of other comprehensive loss:

	Nine Months Ended September 30, 2026
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item
Unrealized loss on available-for-sale securities:
Net realized loss on sales of securities	$(11)	Net investment gain
Defined benefit plan adjustments – actuarial loss	(219)	Other income (expense)
Total reclassifications for the period, before tax	(230)
Tax benefit	71
Total reclassifications for the period, net of tax	$(159)

	Nine Months Ended September 30, 2025
(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item
Unrealized loss on available-for-sale securities:
Net realized loss on sales of securities	$(53)	Net investment gain
Defined benefit plan adjustments – actuarial gain	570	Other income (expense)
Total reclassifications for the period, before tax	517
Tax expense	(163)
Total reclassifications for the period, net of tax	$354

The following table presents the tax effects related to the change in each component of other comprehensive loss:

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain on available-for-sale securities	$8	$(2)	6	$26	$(7)	19
Reclassification adjustment for amounts related to available-for-sale investments included in net loss	(8)	2	(6)	(26)	7	(19)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net loss	(52)	16	(36)	(9)	3	(6)
Foreign currency translation adjustments	(4,721)	—	(4,721)	(3,694)	—	(3,694)
Total Other Comprehensive Loss	$(4,773)	$16	$(4,757)	$(3,703)	$3	$(3,700)

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
(In thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized gain on available-for-sale securities	$11	$(3)	$8	$53	$(14)	$39
Reclassification adjustment for amounts related to available-for-sale investments included in net loss	(11)	3	(8)	(53)	14	(39)
Reclassification adjustment for amounts related to defined benefit plan adjustments included in net (loss) gain	(219)	68	(151)	570	(177)	393
Foreign currency translation adjustments	(19,289)	—	(19,289)	63,008	—	63,008
Total Other Comprehensive (Loss) Income	$(19,508)	$68	$(19,440)	$63,578	$(177)	$63,401

15. REDEEMABLE NON-CONTROLLING INTEREST

As of September 30, 2026 and December 31, 2025, the non-controlling Adtran Networks stockholders’ equity ownership percentage in Adtran Networks was approximately 26.6% and 29.2%, respectively.

The following table summarizes the redeemable non-controlling interest activity for the nine months ended September 30, 2026 and for the year ended December 31, 2025:

	Nine Months Ended	For the Year Ended
(In thousands)	September 30, 2026	December 31, 2025
Balance at beginning of period	$373,328	$422,943
Redemption of redeemable non-controlling interest	(33,103)	(49,615)
Net income attributable to redeemable non-controlling interests	6,537	9,413
Annual recurring compensation earned	(6,537)	(9,413)
Balance at end of period	$340,225	$373,328

Annual Recurring Compensation payable on untendered outstanding shares under the DPLTA must be recognized as it is accrued. For the three and nine months ended September 30, 2026, we have accrued $2.1 million and $6.1 million, respectively, and for the year ended December 31, 2025, the Company accrued $9.3 million, representing the portion of the annual recurring cash compensation to the non-controlling shareholders during such periods. The 2025 Annual Recurring Compensation accrual was paid after the ordinary general shareholders' meeting of Adtran Networks in June 2026. The 2026 Annual Recurring Compensation accrual will be paid after the ordinary general shareholders' meeting of Adtran Networks in 2027.

16. LOSS PER SHARE

The calculation of basic and diluted loss per share for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Numerator
Net loss attributable to ADTRAN Holdings, Inc.	$(9,228)	$(10,262)	$(21,454)	$(42,060)
Effect of redemption of RNCI	1,029	519	1,914	2,010
Net loss attributable to ADTRAN Holdings, Inc. common stockholders	$(8,199)	$(9,743)	$(19,540)	$(40,050)
Denominator
Weighted average number of shares – basic	81,222	79,803	80,836	79,696
Weighted average number of shares – diluted	81,222	79,803	80,836	79,696
Loss per share attributable to ADTRAN Holdings, Inc. – basic	$(0.10)	$(0.12)	$(0.24)	$(0.50)
Loss per share attributable to ADTRAN Holdings, Inc. – diluted	$(0.10)	$(0.12)	$(0.24)	$(0.50)

The following potentially dilutive shares were excluded from the calculation of the diluted weighted average number of shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Convertible senior notes	5,399	2,089	3,829	704
Stock options	551	814	600	921
PSUs, RSUs and restricted stock	854	967	642	913

17. SEGMENT INFORMATION

The chief operating decision maker, the Company's CEO, regularly reviews the Company’s financial performance based on two reportable segments: (1) Network Solutions and (2) Services & Support.

The Network Solutions segment includes hardware and software products that enable a digital future which support the Company's Subscriber, Access & Aggregation, and Optical Networking Solutions. The Company's cloud-managed Wi-Fi gateways, virtualization software, and switches provide a mix of wired and wireless connectivity at the customer premises. In addition, its Carrier Ethernet products support a variety of applications at the network edge ranging from mobile backhaul to connecting enterprise customers ("Subscriber Solutions"). The Company's portfolio includes products for multi-gigabit service delivery over fiber or alternative media to homes and businesses.

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

The following tables present information about the revenue and gross profit of the Company's reportable segments:

	Three Months Ended
	September 30, 2026			September 30, 2025
(In thousands)	Revenue	Cost of Revenue	Gross Profit	Revenue	Cost of Revenue	Gross Profit
Network Solutions	$231,222	$153,979	$77,243	$232,543	$153,107	$79,436
Services & Support	49,945	18,956	30,989	46,892	19,202	27,690
Total	$281,167	$172,935	$108,232	$279,435	$172,309	$107,126

	Nine Months Ended
	September 30, 2026			September 30, 2025
(In thousands)	Revenue	Cost of Revenue	Gross Profit	Revenue	Cost of Revenue	Gross Profit

Network Solutions	$702,061	$466,212	235,849	$654,258	$434,669	$219,589
Services & Support	146,338	57,016	89,322	137,989	56,352	81,637
Total	$848,399	$523,228	$325,171	$792,247	$491,021	$301,226

For the three months ended September 30, 2026 and 2025, $1.4 million and $4.0 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the nine months ended September 30, 2026 and 2025, $4.1 million and $10.7 million, respectively, of depreciation expense was included in gross profit for our Network Solutions segment. For the three months ended September 30, 2026 and 2025, $0.3 million and $0.4 million, respectively, of depreciation expense was included in gross profit for our Services & Support segment. For the nine months ended September 30, 2026 and 2025, $0.8 million and $1.2 million, respectively, of depreciation expense was included in gross profit for our Services & Support segment.

Revenue by Geographic Area

The following table presents revenue information by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
United States	$127,977	$120,210	$408,556	$343,739
United Kingdom	37,360	49,796	118,847	168,954
Germany	53,497	35,429	135,863	93,822
Other international	62,333	74,000	185,133	185,732
Total	$281,167	$279,435	$848,399	$792,247

18. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to or otherwise involved in various lawsuits, claims, investigations and legal proceedings that arise out of or are incidental to the conduct of our business (collectively, "Legal Matters"), including those relating to employment matters, patent rights, regulatory compliance matters, stockholder claims, and contractual and other commercial disputes. Such Legal Matters, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Additionally, an unfavorable outcome in a legal matter, including in a patent dispute, could require the Company to pay damages, entitle claimants to other relief, such as royalties, or could prevent the Company from selling some of its products in certain jurisdictions. The Company records an accrual for any Legal Matters that arise whenever it considers that it is probable that it is exposed to a loss contingency and the amount of the loss contingency can be reasonably estimated. Although the ultimate disposition of asserted claims cannot be predicted with certainty, it is our belief that the outcome of any such claims, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position.

As disclosed in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on May 20, 2025, we identified errors in our previously issued financial statements related to the historical accounting for certain inventory and cost of revenue transactions ("Adjustment"). The affected periods included the annual periods ended December 31, 2023 and 2024 and the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024. In connection with the identification of the Adjustment, the Audit Committee oversaw an internal investigation into the circumstances surrounding the Adjustment and its impact on the Company’s historical financial statements. Based on the findings of the internal investigation, it was determined that the underlying errors giving rise to the Adjustment were not properly addressed in the Company’s previously filed financial statements as of and for the years ended December 31, 2024 and 2023 and were not communicated to the Audit Committee or the independent auditors prior to the filing of the initial Annual Report on Form 10-K for the year ended December 31, 2024. The Company has taken certain remedial actions to address the material weaknesses in its internal controls associated with these findings.

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

DPLTA Exit and Recurring Compensation Costs and the Absorption of Adtran Network's Annual Net Loss

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.52% as of September 30, 2026. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, the Company would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €281.1 million or $318.4 million, based on an exchange rate as of September 30, 2026, and reflecting interest accrued through September 30, 2026, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the effective date of the DPLTA on January 16, 2023, certain Adtran Networks shareholders filed lawsuits against the Company in the Regional Court Meiningen, Germany challenging the Exit Compensation offered under the DPLTA. The Regional Court Meiningen has not yet ruled on the shareholders' claims. After the Regional Court Meiningen issues an opinion, an appeal is likely to follow, and thus the Company does not anticipate a final non-appealable decision on the shareholders' claims until 2028 at the earliest.

Our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.2 million (or $8.2 million based on the exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 15, 2026 and, therefore, the Annual Recurring Compensation was paid after the ordinary general shareholders’ meeting in the amount of $8.9 million. During the three months ended September 30, 2026 and 2025, we accrued $2.1 million and $2.5 million, respectively, in Annual Recurring Compensation. During the nine months ended September 30, 2026 and 2025, we accrued $6.1 million and $7.5 million, respectively, in Annual Recurring Compensation, which was reflected as an increase to retained deficit.

For the three and nine months ended September 30, 2026, approximately 0.8 million shares and 1.3 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments for the three and nine months ended September 30, 2026 of approximately €15.6 million or $18.1 million and €27.3 million, or $31.9 million, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and nine months ended September 30, 2025, less than one thousand shares and approximately 0.9 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments for the three and nine months ended September 30, 2025 of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

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

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of September 30, 2026 and December 31, 2025, we had commitments related to these bonds totaling $28.4 million and $22.4 million, respectively, which expire at various dates through October 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Purchase Obligations

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for our products. Our inventory purchase obligations are for product manufacturing requirements, as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase obligations with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. As of September 30, 2026, purchase obligations totaled $274.2 million.

401(k) Plan Corrective Action

In June 2024, the Company identified that within our Adtran, Inc. 401(k) plan for the year ended 2023, that deferrals and matching contributions should have been applied to vested equity award amounts in accordance with the plan documents. As such, we filed a voluntary correction program ("VCP") application with the IRS and in May 2026, the Company received a compliance statement from the IRS approving a retroactive amendment to correct the matter and modify administrative procedures, and in June 2026, the Company executed the retroactive amendment. Based on this resolution, the Company reversed $1.4 million of amounts previously accrued related to the VCP in June 2026.

19. SUBSEQUENT EVENTS

Distribution of Terminated Deferred Compensation Plans

As previously disclosed, on November 3, 2025 the Company terminated its Deferred Compensation Program for Employees, its Equity Deferral Program for Employees and its deferred compensation plans for its non-employee directors (collectively “the Plans”). On November 3, 2026, in accordance with the terms of the Plans, the Company commenced the liquidation of related investments and settlement of obligations to the participants, including the distribution of cash and Company common stock which will be completed by the end of 2026. The liquidation and settlement of the Plans are not expected to have a material effect on the Company’s results of operations.

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

This discussion is designed to provide the reader with information that will assist in understanding our Condensed Consolidated Financial Statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our Condensed Consolidated Financial Statements. See "Cautionary Note Regarding Forward-Looking Statements" on page 5 of this report for a description of important factors that could cause actual results to differ from expected results. See also Part 1, Item 1A, Risk Factors, of the 2025 Form 10‑K and Part II, Item 1A, Risk Factors of this Form 10-Q.

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to "Adtran", the "Company," "we", "us" and "our" refer to ADTRAN Holdings, Inc. and its consolidated subsidiaries.

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

Additionally, and subject to certain limitations pursuant to applicable law and the specific terms of the DPLTA, the DPLTA provides that Adtran Networks shareholders (other than us) be offered, at their election, (i) to put their Adtran Networks shares to the Company in exchange for compensation in cash of €17.21 per share plus guaranteed interest ("Exit Compensation"), or (ii) to remain Adtran Networks shareholders and receive a recurring compensation in cash of €0.52 per share for each full fiscal year of Adtran Networks ("Annual Recurring Compensation"). The guaranteed interest component under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component that was 1.52% as of September 30, 2026. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 15, 2026 and, therefore, the Annual Recurring Compensation was paid after the general shareholders’ meeting in the amount of $8.9 million. The adequacy of both forms of compensation has been challenged by minority shareholders of Adtran Networks via court-led appraisal proceedings under German law, and it is possible that the courts in such appraisal proceedings may adjudicate a higher Exit Compensation or Annual Recurring Compensation (including interest thereon) than agreed upon in the DPLTA.

The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the court's decision on a procedural matter in the DPLTA appraisal proceedings on July 14, 2025, the trial on the merits of the DPLTA has recommenced. Following the effective date of the DPLTA on January 16, 2023, certain Adtran Networks shareholders filed lawsuits against the Company in the Regional Court Meiningen, Germany challenging the Exit Compensation offered under the DPLTA. The Regional Court Meiningen has not yet ruled on the shareholders' claims. After the Regional Court Meiningen issues an opinion, an appeal is likely to follow, and thus the Company does not anticipate a final non-appealable decision on the shareholders' claims until 2028 at the earliest.

For the three and nine months ended September 30, 2026, approximately 0.8 million shares and 1.3 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments for the three and nine months ended September 30, 2026 of approximately €15.6 million or $18.1 million and €27.3 million, or $31.9 million, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and nine months ended September 30, 2025, less than one thousand shares and approximately 0.9 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments for the three and nine months ended September 30, 2025 of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

In summary, the Company believes that its cash and cash equivalents, working capital management and availability to access cash under its Credit Agreement or other future sources of capital will be adequate to meet its business operating requirements, its capital expenditures and its expected obligations under both the Notes and the DPLTA, including the anticipated levels of Exit Compensation, as well as to support the Company's ability to continue to comply with its debt covenants under its credit facility for at least the next twelve months, from the issuance of the consolidated financial statements included in Part I, Item 1 of this 10-Q. See Note 11, Credit Agreements, for additional information regarding the terms of the Former Credit Agreement and the J.P. Morgan Credit Agreement.

As of September 30, 2026 we hold 38,218,023 no-par value bearer shares of Adtran Networks, representing 73.4% of Adtran Networks outstanding shares as of September 30, 2026.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which is incorporated by reference to Exhibit 10.14 included in our 2025 Form 10-K.

FINANCIAL PERFORMANCE AND TRENDS

We ended the third quarter of 2026 with a year-over-year revenue increase of 0.6% as compared to the three months ended September 30, 2025, driven by increased volume of sales activity and continued strength of our core markets, due to broadband expansion brought about by higher service provider spending and a continued vendor consolidation due to a shift away from high-risk vendors. During the third quarter of 2026, we had one customer with revenues greater than 10.0% and our five largest customers comprised 33.7% of our revenue. Our year-over-year U.S. revenue increased by 6.5% due to continued customer spending and broadband expansion. Internationally, our year-over-year revenue decreased by 3.8%, which was primarily due to a project delay from a single customer.

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

Furthermore, recent U.S. trade actions have triggered retaliatory actions by certain affected countries, and other foreign governments may impose further trade measures, including reciprocal tariffs, on certain U.S. goods in the future. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. These changes in U.S. trade policy and subsequent retaliatory actions have the potential to materially alter various input costs for the Company. Moreover, related costs and the uncertainty arising from such changes in trade policy may result in shifts in customer behavior, such as decreased demand. These impacts could have a negative effect on our financial results, including our revenue and profitability. To help mitigate this, the Company has taken steps to diversify its supply chain, manufacturing locations and relationships with suppliers to provide added flexibility. See "Changes in trade policy in the U.S. and other countries, including the imposition of additional tariffs and the resulting consequences, may adversely impact our gross profits, gross margins, results of operations and financial condition," in Part II, Item 1A "Risk Factors" of this report for further discussion of the risks associated with the changes to U.S. and foreign trade policies.

Tariff Refund

The Company has concluded that the refund of IEEPA tariffs should be evaluated under a loss recovery model pursuant to Accounting Standards Codification ("ASC") 410‑30. The tariffs at issue were previously capitalized to inventory and subsequently expensed through cost of revenue. Accordingly, any refund represents a recovery of previously recognized costs, and recognition is limited to amounts previously recorded.

During the period, the Company received the remaining refunds of IEEPA tariffs, which were recognized as recoveries of previously recognized costs and recorded as a reduction of cost of revenue. Related interest received was recognized as interest income. Excluding the effects of the tariff refunds, gross profit would decrease from 38.5% to 36.5% for the three months ended September 30, 2026 and decrease from 38.3% to 37.7% for the nine months ended September 30, 2026.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

The following table presents selected financial information derived from our Condensed Consolidated Statements of Loss expressed as a percentage of revenue for the periods indicated. Amounts may not foot due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Network Solutions	82.2%	83.2%	82.8%	82.6%
Services & Support	17.8	16.8	17.2	17.4
Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Network Solutions	54.8	54.8	55.0	54.9
Services & Support	6.7	6.9	6.7	7.1
Total Cost of Revenue	61.5	61.7	61.7	62.0
Gross Profit	38.5	38.3	38.3	38.0
Selling, general and administrative expenses	20.3	20.8	20.4	21.3
Research and development expenses	18.5	18.5	18.5	19.2
Operating Loss	(0.3)	(1.0)	(0.5)	(2.5)
Interest and dividend income	0.2	0.1	0.2	0.1
Interest expense	(1.9)	(2.0)	(1.6)	(1.9)
Net investment (loss) gain	(0.1)	0.8	0.5	0.5
Other income (expense), net	0.4	(0.3)	0.4	(0.3)
Loss Before Income Taxes	(1.6)	(2.3)	(1.1)	(4.2)
Income tax expense	(0.9)	(0.4)	(0.6)	(0.2)
Net Loss	(2.5)%	(2.8)%	(1.8)%	(4.4)%
Less: Net Income attributable to non-controlling interest	0.7	0.9	0.8	0.9
Net Loss attributable to ADTRAN Holdings, Inc.	(3.3)%	(3.7)%	(2.5)%	(5.3)%

Revenue

Our revenue increased 0.6% from $279.4 million for the three months ended September 30, 2025, to $281.2 million for the three months ended September 30, 2026, and increased 7.1% from $792.2 million for the nine months ended September 30, 2025, to $848.4 million for the nine months ended September 30, 2026. The increase in revenue for the three and nine months ended September 30, 2026, was driven by increased volume of sales activity and continued strength of our core markets, due to broadband expansion brought about by higher service provider spending and continued vendor consolidation due to a shift away from high-risk vendors.

The increase in revenue by category for the three months ended September 30, 2026, was primarily attributable to a $11.0 million increase in Optical Networking Solutions products, a $3.7 million increase in Access & Aggregation revenue, partially offset by a $13.0 million decrease in Subscriber Solutions products. The increase in revenue by category for the nine months ended September 30, 2026, was primarily attributable to a $49.8 million increase in Optical Networking Solutions products, a $5.6 million increase in Subscriber Solutions products and a $0.8 million increase in Access & Aggregation revenue. The increase in Optical Networking Solutions products was primarily driven by high-risk vendor displacement across Europe and was helped by increased sales to enterprise, government and internet content provider customers. The increase in Access & Aggregation revenue was primarily driven by strong sales related to broadband access platforms. The decrease in Subscriber Solutions products during the three months ended September 30, 2026, was primarily driven by decreased revenues related to a project delay from a single customer. The increase in Subscriber Solutions products during the nine months ended September 30, 2026 was primarily driven by continued investment in fiber-to-the-home, multi-Gig Wi-Fi 7, and Carrier Ethernet applications, partially offset by decreased revenues related to a project delay from a single customer.

Network Solutions Segment Revenue

Network Solutions segment revenue decreased 0.6% from $232.5 million for the three months ended September 30, 2025, to $231.2 million for the three months ended September 30, 2026, and increased 7.3% from $654.3 million for the nine months ended September 30, 2025, to $702.1 million for the nine months ended September 30, 2026. The increase in Network Solutions revenue by category for the three months ended September 30, 2026, was due to an increase in volume of sales activity of $12.7 million in Optical Networking products, partially offset by a $13.6 million decrease in Subscriber Solutions products and a $0.4 million decrease in Access & Aggregation products. The increase in Network Solutions revenue by category for the nine months ended September 30, 2026, was due to an increase in volume of sales activity of $49.6 million in Optical Networking products and $2.9 million in Subscriber Solutions products, partially offset by a $4.7 million decrease in Access & Aggregation products.

Services & Support Segment Revenue

Services & Support segment revenue increased 6.5% from $46.9 million for the three months ended September 30, 2025, to $49.9 million for the three months ended September 30, 2026, and increased 6.1% from $138.0 million for the nine months ended September 30, 2025, to $146.3 million for the nine months ended September 30, 2026. The increase in Services & Support revenue by category for the three months ended September 30, 2026, was primarily attributable to a $4.1 million increase in Access & Aggregation and $0.6 million in Subscriber Solutions, partially offset by a $1.7 million decrease in Optical Networking services. The increase in Services & Support revenue by category for the nine months ended September 30, 2026, was primarily attributable to increases of $5.5 million increase in Access & Aggregation, $2.7 million in Subscriber Solutions and $0.1 million increase in Optical Networking services.

Domestic Revenue

U.S. revenue increased by 6.5% from $120.2 million for the three months ended September 30, 2025, to $128.0 million for the three months ended September 30, 2026, and increased by 18.9% from $343.7 million for the nine months ended September 30, 2025, to $408.6 million for the nine months ended September 30, 2026. The increase in U.S. revenue for the three and nine months ended September 30, 2026, was primarily due to continued customer spending and broadband expansion.

International Revenue

International revenue, which is defined as revenue generated from the Network Solutions and Services & Support segments provided to a customer outside of the U.S., decreased by 3.8% from $159.2 million for the three months ended September 30, 2025 to $153.2 million for the three months ended September 30, 2026 and decreased by 1.9% from $448.5 million for the nine months ended September 30, 2025 to $439.8 million for the nine months ended September 30, 2026. International revenue, as a percentage of total revenue, decreased from 57.0% for the three months ended September 30, 2025, to 54.5% for the three months ended September 30, 2026, and decreased from 56.6% for the nine months ended September 30, 2025, to 51.8% for the nine months ended September 30, 2026. The decrease in international revenue for the three and nine months ended September 30, 2026 compared to the three and nine months September 30, 2025, was primarily due to decreased revenues related to a project delay from a single customer. For the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, changes in foreign currencies relative to the U.S. dollar decreased our net revenue by approximately $1.6 million and $4.9 million, respectively.

Our ADTRAN, Inc. international revenue is largely focused on broadband infrastructure and is consequently affected by the decisions of our customers as to timing for installation of new technologies, expansion of their networks and/or network upgrades. Our international customers must make these decisions in the regulatory and political environment in which they operate – both nationally and, in some instances, regionally – whether of a multi-country region or a more local region within a country. Consequently, while we expect the global trend towards deployment of more robust broadband speeds and access to continue creating additional market opportunities for us, the factors described above may result in continued pressure on revenue and operating income. Our Adtran Networks international revenue is largely focused on the manufacture and selling of networking solutions that are based on three core areas of expertise: fiber-optic transmission technology (cloud interconnect), cloud access technology for rapid creation of innovative services around the network edge and solutions for precise timing and synchronization of networks. In addition, Adtran Networks international operations offers a comprehensive portfolio of network design, implementation and maintenance services to assist operators in the deployment of market-leading networks while reducing costs to maintain these networks.

Cost of Revenue

As a percentage of revenue, cost of revenue decreased from 61.7% for the three months ended September 30, 2025, to 61.5% for the three months ended September 30, 2026, and decreased from 62.0% for the nine months ended September 30, 2025, to 61.7% for the nine months ended September 30, 2026. Cost of revenue as a percentage of revenue for the three and nine months ended September 30, 2026, remained relatively flat, with minor fluctuations driven by changes in customer and product mix and tariff refunds. Excluding the effects of the tariff refunds, cost of revenue as a percentage of revenue would have been 63.5% and 62.3% for the three and nine months ended September 30, 2026, respectively.

For the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, changes in foreign currencies relative to the U.S. dollar decreased our cost of revenue by approximately $1.0 million and $3.1 million, respectively.

Network Solutions cost of revenue, as a percentage of that segment’s revenue, increased from 65.8% for the three months ended September 30, 2025, to 66.6% for the three months ended September 30, 2026, and was 66.4% for the nine months ended September 30, 2025 and 2026. Network Solutions cost of revenue as a percentage of revenue for the three and nine months ended September 30, 2026, remained relatively flat, with minor fluctuations driven by changes in customer and product mix.

Services & Support cost of revenue, as a percentage of that segment’s revenue, decreased from 40.9% for the three months ended September 30, 2025, to 38.0% for the three months ended September 30, 2026, and increased from 40.8% for the nine months ended September 30, 2025 to 39.0% for the nine months ended September 30, 2026. The decrease in Services & Support cost of revenue as a percentage of revenue for the three months ended September 30, 2026, was primarily due to a higher share of maintenance revenue which has a lower cost.

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

Gross Profit

As a percentage of revenue, gross profit increased from 38.3% for the three months ended September 30, 2025, to 38.5% for the three months ended September 30, 2026, and increased from 38.0% for the nine months ended September 30, 2025, to 38.3% for the nine months ended September 30, 2026. The gross profit as a percentage of revenue for the three and nine months ended September 30, 2026, remained relatively flat, with minor fluctuations driven by changes in customer and product mix. Excluding the effects of the tariff refunds, gross profit would have been 36.5% and 37.7% for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, changes in foreign currencies relative to the U.S. dollar decreased our gross profit by approximately $0.6 million and $1.8 million, respectively.

As a percentage of that segment's revenue, Network Solutions gross profit decreased from 34.2% for the three months ended September 30, 2025, to 33.4% for the three months ended September 30, 2026, and was 33.6% for the nine months ended September 30, 2025 and 2026. The gross profit for the three and nine months ended September 30, 2026, remained relatively flat, with minor fluctuations driven by changes in customer and product mix.

As a percentage of that segment's revenue, Services & Support gross profit increased from 59.1% for the three months ended September 30, 2025, to 62.0% for the three months ended September 30, 2026, and increased from 59.2% for the nine months ended September 30, 2025, to 61.0% for the nine months ended September 30, 2026. The increase in Services & Support gross profit for the three and nine months ended September 30, 2026, was primarily due to a higher share of maintenance revenue which has higher gross margins.

Selling, General and Administrative Expenses

As a percentage of revenue, selling, general and administrative expenses decreased from 20.8% for the three months ended September 30, 2025, to 20.3% for the three months ended September 30, 2026, and decreased from 21.3% for the nine months ended September 30, 2025, to 20.4% for the nine months ended September 30, 2026. Selling, general and administrative expenses as a percentage of revenue will generally fluctuate whenever there is a significant fluctuation in revenue for the periods being compared.

Selling, general and administrative expenses decreased 2.1% from $58.2 million for the three months ended September 30, 2025, to $57.0 million for the three months ended September 30, 2026, and increased 2.5% from $168.9 million for the nine months ended September 30, 2025, to $173.1 million for the nine months ended September 30, 2026. Selling, general and administrative expenses include personnel costs for management and back office departments, as well as auditor, tax and other professional fees. The increase for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily attributable to increased employee-related costs and increased travel related expenses. For the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, changes in foreign currencies relative to the U.S. dollar decreased our selling, general and administrative expenses by approximately $0.4 million and $1.1 million, respectively.

Research and Development Expenses

As a percentage of revenue, research and development expenses for the three months ended September 30, 2025 and 2026 was 18.5%, and decreased from 19.2% for the nine months ended September 30, 2025, to 18.5% for the nine months ended September 30, 2026. Research and development expenses as a percentage of revenue will generally fluctuate whenever there are incremental product development activities or significant fluctuations in revenue for the periods being compared.

Research and development expenses increased 0.6% from $51.7 million for the three months ended September 30, 2025, to $52.0 million for the three months ended September 30, 2026, and increased 2.7% from $152.4 million for the nine months ended September 30, 2025, to $156.6 million for the nine months ended September 30, 2026. Research and development expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, was primarily attributable to increased employee-related costs. The increase in research and development expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily attributable to increased employee-related costs partially offset by increased governmental research and development subsidies. For the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, changes in foreign currencies relative to the U.S. dollar decreased our research and development expenses by approximately $0.4 million and $1.1 million, respectively.

Adtran Networks has arrangements with governmental entities for the purpose of obtaining funding for research and development activities. The Company classifies government grants received under these arrangements as a reduction to research and development expenses incurred. For the three months ended September 30, 2026 and 2025, the Company recognized $3.1 million and $2.9 million as a reduction of research and development expense, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $9.6 million and $8.3 million as a reduction of research and development expense, respectively.

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

Interest and Dividend Income

Interest and dividend income increased from $0.3 million for the three months ended September 30, 2025, to $0.6 million for the three months ended September 30, 2026 and increased from $0.6 million for the nine months ended September 30, 2025, to $1.3 million for the nine months ended September 30, 2026. The increase in interest and dividend income is primarily attributable to fluctuations in investment balances and IEEPA Tariff Refunds related interest.

Interest Expense

Interest expense decreased from $5.5 million for the three months ended September 30, 2025 to $5.3 million for the three months ended September 30, 2026, and decreased from $14.8 million for the nine months ended September 30, 2025, to $13.7 million for the nine months ended September 30, 2026. The decrease in interest expense during the three and nine months ended September 30, 2026, was primarily driven by the issuance of the 2030 Notes, with an effective rate of 4.7%, and the repayment of the majority of the principal under the credit agreement with Wells Fargo which accrued interest at 8.6% for the three and nine months ended September 30, 2025. See Note 11 and Note 12 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

Net Investment Gain

We recognized a net investment gain of $2.2 million and net investment loss of $0.2 million for the three months ended September 30, 2025 and 2026, respectively and recognized a net investment gain of $3.6 million and $4.3 million for the nine months ended September 30, 2025, and 2026, respectively. The fluctuations in our net investments were primarily attributable to changes in the fair value of our securities recognized during the period. We expect that any future market volatility could result in continued fluctuations in our investment portfolio. See Note 6 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, and "Investing Activities" in "Liquidity and Capital Resources" below for additional information.

Other Income (Expense), net

Other income (expense), net, which primarily consisted of gains and losses on foreign currency transactions and income from excess material sales, increased from expense of $0.7 million for the three months ended September 30, 2025 to income of $1.0 million for the three months ended September 30, 2026 and increased from expense of $2.4 million for the nine months ended September 30, 2025 to income of $3.0 million for the nine months ended September 30, 2026.

Income Tax Expense

The Company's effective tax rate changed from an expense of 18.3% of pre-tax loss for the three months ended September 30, 2025, to an expense of 56.6% of pre-tax loss for the three months ended September 30, 2026 and changed from an expense of 5.5% of pre-tax loss for the nine months ended September 30, 2025, to an expense of 54.9% of pre-tax loss for the nine months ended September 30, 2026. The changes in the effective tax rate for the three and nine months ended September 30, 2026, was driven primarily by loss jurisdictions for which the recognition of tax benefits on pre-tax losses incurred were limited due to a valuation allowance during the three and nine months ended September 30, 2026.

Net Loss Attributable To Adtran Holdings, Inc.

As a result of the above factors, net loss attributable to ADTRAN Holdings, Inc. decreased from net loss of $10.3 million for the three months ended September 30, 2025, to a net loss of $9.2 million for the three months ended September 30, 2026, and decreased from net loss of $42.1 million for the nine months ended September 30, 2025, to a net loss of $21.5 million for the nine months ended September 30, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We generally finance our ongoing business with existing cash, investments, credit arrangements and cash flow from operations to manage our working capital needs. We had a positive cash flow from operating activities of $14.1 million in the nine months ended September 30, 2026. We have used, and expect to continue to use, existing cash, credit arrangements and cash generated from operations for working capital and other general corporate purposes, including product development activities to enhance our existing products and develop new products, expand our sales and marketing activities and fund capital expenditures.

As of September 30, 2026, our cash, cash equivalents and restricted cash was $71.7 million of which $57.4 million was held by our foreign subsidiaries. As of September 30, 2026 the Company had access to $261.7 million on its Credit Facility for future borrowings based on debt covenant compliance metrics. Generally, we intend to permanently reinvest funds held outside the U.S., except to the extent that any of these funds can be repatriated without withholding tax. As of December 31, 2025, our cash on hand was $95.7 million, of which $87.5 million was held by our foreign subsidiaries.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.52% as of September 30, 2026. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €281.1 million or $318.4 million, based on an exchange rate as of September 30, 2026, and reflecting interest accrued through September 30, 2026 during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the effective date of the DPLTA on January 16, 2023, certain Adtran Networks shareholders filed lawsuits against the Company in the Regional Court Meiningen, Germany challenging the Exit Compensation offered under the DPLTA. The Regional Court Meiningen has not yet ruled on the shareholders' claims. After the Regional Court Meiningen issues an opinion, an appeal is likely to follow, and thus the Company does not anticipate a final non-appealable decision on the shareholders' claims until 2028 at the earliest.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.2 million or $8.2 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 15, 2026 and, therefore, the Annual Recurring Compensation was paid after the ordinary general shareholders’ meeting in the amount of $8.9 million. During the three months ended September 30, 2026 and 2025, we accrued $2.1 million and $2.5 million, respectively, in Annual Recurring Compensation. During the nine months ended September 30, 2026 and 2025, we accrued $6.1 million and $7.5 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2026, approximately 0.8 million shares and 1.3 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments for the three and nine months ended September 30, 2026 of approximately €15.6 million or $18.1 million and €27.3 million, or $31.9 million, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and nine months ended September 30, 2025, less than one thousand and approximately 0.9 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments for the three and nine months ended September 30, 2025 of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. We believe the probability that more than a small minority of Adtran Networks shareholders elect to receive Exit Compensation in the next twelve months is remote based on the following factors: (i) the shareholders can exercise their right to receive the Exit Compensation until two months after publication of the final decision in the appraisal proceedings and the Company does not anticipate a final non-appealable decision on shareholder's challenges to Exit Compensation until 2028 at the earliest;

(ii) the diverse base of shareholders that must make this election on an individual shareholder basis; (iii) the current guaranteed Annual Recurring Compensation payment; and (iv) the current trading value of Adtran Networks shares.

The Company's Credit Agreement with J.P. Morgan allows for borrowings of up to $350.0 million in aggregate principal amount, with borrowings by the German Borrower limited to $50.0 million. As of September 30, 2026, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company’s borrowings under the Credit Agreement were $83.0 million, with no borrowings outstanding attributable to the German Borrower. As of September 30, 2026, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company had a total of $5.3 million, in letters of credit under the Credit Agreement, leaving a net amount (after giving effect to the outstanding borrowings described above) of $261.7 million available for future borrowings. The proceeds of any loans may be used working capital and for general corporate purposes not prohibited under the Credit Agreement.

In summary, as of September 30, 2026, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company believes that its cash and cash equivalents, working capital management and availability to access cash under the Credit Agreement or other future sources of capital, will be adequate to meet its business operating requirements, its capital expenditures and its expected obligations under both the Notes and the DPLTA, including the anticipated levels of Exit Compensation as well to support the Company's ability to continue to comply with its debt covenants under its Credit Agreement for at least the next twelve months, from the issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. See Note 11, Credit Agreements in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information regarding the terms of the Former Credit Agreement and the Credit Agreement, respectively.

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

Interest expense related to the 2030 Notes was $2.3 million and $6.8 million for the three and nine months ended September 30, 2026, respectively. Interest expense related to the 2030 Notes was $0.3 million for the three and nine months ended September 30, 2025. In conjunction with the issuance of the 2030 Notes, the Company recognized debt issuance costs of $8.7 million, which were capitalized as components of the carrying amount and included in convertible senior notes, net within the Consolidated Balance Sheets. See Note 12 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for more information.

J.P. Morgan Credit Agreement

On July 21, 2026, ADTRAN Holdings, Inc. as guarantor, ADTRAN, Inc., a Delaware corporation, and Adtran Networks SE, a European stock corporation (the "German Borrower" and together with the US Borrower, collectively, the "Borrowers"), entered into a credit agreement with J.P. Morgan Chase Bank, N.A., as administrative agent for the US Borrower and J.P. Morgan SE, as administrative agent for the German Borrower, and the financial institutions party thereto, as lenders. The Credit Agreement allows for borrowings of up to $350.0 million in aggregate principal amount, with borrowings by the German Borrower limited to $50.0 million. The Credit Agreement matures in July 2031. However, the maturity date of the Credit Agreement will be 91 days prior to the final maturity date of the senior convertible notes, unless the senior convertible notes have been repaid, refinanced or defeased in full on or prior to such date. As of September 30, 2026, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company’s borrowings under the Credit Agreement were $83.0 million, with no borrowings outstanding attributable to the German Borrower. As of September 30, 2026, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company had a total of $5.3 million in letters of credit under the Credit Agreement, leaving a net amount (after giving effect to the $83.0 million of outstanding borrowings described above) of $261.7 million available for future borrowings.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either the Term Benchmark Rate or the Base Rate, in each case subject to a 0.00% floor, plus an applicable margin based on the consolidated total net leverage ratio. The applicable margin ranges from 2.25% to 3.25% for Term Benchmark Rate loans and from 1.25% to 2.25% for Base Rate loans. The Borrowers are also required to pay a commitment fee of 0.25% on unused revolving commitments. The proceeds of any loans may be used working capital and for general corporate purposes not prohibited under the Credit Agreement.

Under the Credit Agreement, beginning with the fiscal quarter ending December 31, 2026, the Company is required to maintain a consolidated senior secured net leverage ratio (the "Net Leverage Ratio") of no greater than 3.25x and a consolidated fixed charge coverage ratio of at least 1.25x. During a Springing Covenant Period, the Net Leverage Ratio may not exceed 3.75x as of the last day of the first and second Reference Periods and 3.50x as of the last day of the third Reference Period. In addition, as of the last day of any fiscal quarter during a Springing Covenant Period, the Company is required to maintain Liquidity, as defined in the Credit Agreement, of at least $50.0 million. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

The Credit Agreement also contains customary events of default, such as misrepresentation and a default in the performance or observance of any covenant (subject to customary cure periods). Upon the occurrence and during the continuance of an event of default, the lender is entitled to take various actions, including the acceleration of all amounts due under the Credit Agreement.

Pursuant to the Guarantee and Collateral Agreement, among the Company, the US Borrower, certain subsidiaries of the US Borrower and the administrative agents, the Borrowers’ obligations under the Credit Agreement are (a) secured by substantially all of the assets of the Company, the US Borrower and certain subsidiaries of the US Borrower and (b) guaranteed by the Company, US Borrower and certain subsidiaries of the US Borrower. Pursuant to the Share Pledge Agreement, the obligations under the credit agreement are secured by all of the shares owned by the Company in the German Borrower.

Pursuant to the Credit Agreement, the Company is subject to certain restrictions on the payment of dividends and other distributions with respect to its common stock, as well as on the redemption and repurchase of its common stock, except as expressly permitted by the Credit Agreement.

In connection with entering into the Credit Agreement, on July 21, 2026, the Company terminated the Former Credit Agreement, the collateral agreement dated July 18, 2022, the ADVA domestic collateral agreement dated June 4, 2024, the guaranty agreement dated July 18, 2022 and the ADVA guaranty agreement dated June 4, 2024. See Note 11, Credit Agreements of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for additional information regarding the terms of the Former Credit Agreement and the new J.P. Morgan Chase Bank Credit Agreement.

Operating Activities

Net cash provided by operating activities of $14.1 million during the nine months ended September 30, 2026, decreased by $73.4 million compared to net cash provided by operating activities of $87.5 million during the nine months ended September 30, 2025.

The following table sets forth adjustments to reconcile net loss to net cash provided by operating activities:

(In thousands)	Nine Months Ended September 30, 2026
Net loss	$(14,917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,657
Amortization of debt issuance cost	2,501
Amortization of convertible notes issuance costs	1,197
Gain on investments, net	(4,531)
Net loss on disposal of property, plant and equipment	82
Stock-based compensation expense	7,626
Deferred income taxes	(1,205)
Inventory reserves	2,655
Changes in operating assets and liabilities
Accounts receivable, net	(29,897)
Other receivables	(4,989)
Income taxes receivable, net	1,695
Inventory	(18,684)
Prepaid expenses, other current assets and other assets	2,839
Accounts payable	15,332
Accrued expenses and other liabilities	(25,706)
Income taxes payable	3,460
Net cash provided by operating activities	$14,115

Quarterly accounts receivable DSO increased from 66 days as of December 31, 2025, to 77 days as of September 30, 2026 and was primarily driven by customer and geographical mix of commercial terms.

The increase in other receivables was primarily attributable to an increase in our receivables for sales of raw materials and contract assets.

Quarterly inventory turnover increased from 2.8 turns as of December 31, 2025, to 3.2 turns as of September 30, 2026. The increase in inventory turnover was primarily attributable to increased volume of sales activity due to continue strength of spending within our core markets. We expect inventory levels to fluctuate as we attempt to maintain sufficient inventory for customer demand and improve working capital.

Accounts payable will fluctuate due to variations in the timing of the receipt of inventory, supplies and services and our subsequent payments for these purchases.

The decrease in accrued expenses and other liabilities was primarily attributable to the payment of accrued bonuses related to our variable incentive cash compensation program.

Investing Activities

Capital expenditures totaled approximately $48.1 million and $49.6 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in capital expenditures for the nine months ended September 30, 2026, was primarily attributable to decreases in expenditures related to developed technology.

Our deferred compensation plan assets increased 10.3% from $35.2 million as of December 31, 2025, to $38.8 million as of September 30, 2026. Our investments include various marketable equity securities with a fair market value of $1.0 million as of September 30, 2026, and December 31, 2025. See Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $13.1 million, which was primarily due to $88.0 million of draws on the Company's revolving credit agreements and $6.7 million proceeds from stock option exercises partially offset by $31.9 million of payments for redemption of redeemable non-controlling interests, $30.0 million of payments on the Company's revolving credit agreements, $8.9 million payment of annual recurring compensation to non-controlling interests, $6.4 million of payments for debt issuance costs on the Credit Agreement, $2.8 million of payments on a financing agreement, and $1.6 million of payments of tax withholdings related to stock-based compensation settlements.

Stock Repurchase Program

There were no stock repurchases during the periods ended September 30, 2026, and 2025, and there currently is no authorized stock repurchase program for the repurchase of ADTRAN Holdings, Inc. shares.

Stock Option Exercises

To accommodate employee stock option exercises, the Company issued 0.9 million and 0.2 million shares of common stock which resulted in proceeds of $6.7 million and $1.4 million during the nine months ended September 30, 2026 and 2025, respectively.

Pension Plans

We maintain defined benefit pension plans covering employees in certain foreign countries. For additional information, see Note 13 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Deferred Compensation Programs

We have maintained four deferred compensation programs for certain executive management employees and our Board of Directors. On November 3, 2025 (the “Termination Date”), in an effort to streamline the benefits offered to members of management and other key employees, the Company terminated its Deferred Compensation Program for Employees (the “Deferred Compensation Plan”) and its Equity Deferral Program for Employees (the “Equity Deferral Program” together with the Deferred Compensation Plan, the “Plans”). The Company also terminated its deferred compensation plans for its non-employee directors. On November 3, 2026, the Company commenced the liquidation of the related investments and settlement of obligations to the participants, including the distribution of cash and the issuance of shares of common stock to satisfy the equity component of the Plans, which is expected to occur prior to December 31, 2026. The liquidation of the plan assets and stock issuance are not expected to have a material impact on the Company’s cash flows or its results of operations. For additional information, see Note 6 and Note 19 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Off-Balance Sheet Arrangements

We have exposure to credit losses from off-balance sheet exposures, to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds, where we believe the risk of loss is immaterial to our financial statements as of September 30, 2026. Otherwise, we do not have off-balance sheet financing arrangements and have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources. See Note 18 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

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

(In thousands)	Total	2026	2027	2028	2029	2030	Thereafter
J.P. Morgan credit agreement(1)	$82,961	$—	$—	$—	$—	$—	$82,961
Convertible Senior Notes (1)	201,250	—	—	—	—	201,250	—
Purchase obligations(2)	274,179	121,993	118,945	19,500	5,393	4,151	4,197
Operating lease obligations(3)	35,267	2,294	8,477	7,532	4,234	3,131	9,599
Totals	$593,657	$124,287	$127,422	$27,032	$9,627	$208,532	$96,757

(1) See description below.

(2) We have purchase obligations related to open purchase orders to our contract manufacturers, ODMs, component suppliers, service partners and other vendors. The settlement of our purchase obligations will occur at various dates beginning in 2026 and going through 2031. See Note 18 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of the report for more information.

(3) We have operating leases for office space, automobiles and various other equipment in the U.S. and in certain international locations.

Our operating leases have remaining lease terms ranging from 1 month to 143 months as of September 30, 2026.

J.P. Morgan Credit Agreement

On July 21, 2026, ADTRAN Holdings, Inc. entered into a credit agreement with J.P. Morgan Chase Bank, N.A. The Credit Agreement allows for borrowings of up to $350.0 million in aggregate principal amount. The Credit Agreement matures in July 2031. However, the maturity date of the Credit Agreement will be 91 days prior to the final maturity date of the senior convertible notes, unless the senior convertible notes have been repaid, refinanced or defeased in full on or prior to such date. As of September 30, 2026, and as of the date of issuance of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, the Company’s borrowings under the Credit Agreement were $83.0 million. See Note 11 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report and "Liquidity and Capital Resources - J.P. Morgan Credit Agreement" in Part I, Item 2 of this report for additional information.

Convertible Senior Notes

On September 19, 2025, the Company issued $201.3 million aggregate principal amount of the Notes. The Notes accrue interest at a rate of 3.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2026. Unless earlier repurchased, redeemed, or converted, the Notes will mature on September 15, 2030. See Note 12 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report and "Liquidity and Capital Resources - Convertible Senior Notes" in Part I, Item 2 of this report for additional information.

Receivables Purchase Arrangements

On July 1, 2024, the Company entered into a Factoring Agreement with a third-party financial institution (the "Factor"), which accelerates receivable collection and helps to better manage cash flow. The Factoring Agreement provides for up to $40.0 million in factoring capacity, subject to eligible receivables and reserve requirements, secured by the receivables. Total accounts receivables factored as of the end of September 30, 2026, totaled $16.8 million of which $3.7 million was retained pursuant to the Factoring Agreement in the reserve account. During the nine months ended September 30, 2026 and 2025, the Company received $135.0 million and $119.4 million in cash proceeds from the Factoring Agreement, respectively, which are recorded in operating cash flows on the Condensed Consolidated Statement of Cash Flows. See Note 3 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report for additional information.

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

Pursuant to the terms of the DPLTA, each Adtran Networks shareholder (other than the Company) has received an offer to elect either (1) to remain an Adtran Networks shareholder and receive from us an Annual Recurring Compensation payment, or (2) to receive Exit

Compensation plus guaranteed interest. The guaranteed interest under the Exit Compensation is calculated from the effective date of the DPLTA to the date the shares are tendered, less any Annual Recurring Compensation paid. The guaranteed interest rate is 5.0% plus a variable component (according to the German Civil Code) that was 1.52% as of September 30, 2026. Assuming all the minority holders of currently outstanding Adtran Networks shares were to elect the second option, we would be obligated to make aggregate Exit Compensation payments, including guaranteed interest, of approximately €281.1 million or $318.4 million, based on an exchange rate as of September 30, 2026, and reflecting interest accrued through September 30, 2026, during the pendency of the appraisal proceedings discussed below. Shareholders electing the first option of Annual Recurring Compensation may later elect the second option. The opportunity for outside Adtran Networks shareholders to tender Adtran Networks shares in exchange for Exit Compensation had been scheduled to expire on March 16, 2023. However, due to the appraisal proceedings that were initiated in 2023 in accordance with applicable German law, this time period for tendering shares has been extended pursuant to the German Stock Corporation Act (Aktiengesetz) and will end two months after the date on which a final decision in such appraisal proceedings has been published in the Federal Gazette (Bundesanzeiger). Following the effective date of the DPLTA on January 16, 2023, certain Adtran Networks shareholders filed lawsuits against the Company in the Regional Court Meiningen, Germany challenging the Exit Compensation offered under the DPLTA. The Regional Court Meiningen has not yet ruled on the shareholders' claims. After the Regional Court Meiningen issues an opinion, an appeal is likely to follow, and thus the Company does not anticipate a final non-appealable decision on the shareholders' claims until 2028 at the earliest.

Additionally, our obligation to pay Annual Recurring Compensation under the DPLTA is a continuing payment obligation, which will amount to approximately €7.2 million or $8.2 million (based on the current exchange rate) per year assuming none of the minority Adtran Networks shareholders were to elect Exit Compensation. The foregoing amounts do not reflect any potential increase in payment obligations that we may have depending on the outcome of ongoing appraisal proceedings in Germany. The Annual Recurring Compensation is due on the third banking day following the ordinary general shareholders’ meeting of Adtran Networks for the respective preceding fiscal year (but in any event within eight months following expiration of the fiscal year). With respect to the 2025 fiscal year, Adtran Networks’ ordinary general shareholders’ meeting occurred on June 15, 2026 and, therefore, the Annual Recurring Compensation was paid after the ordinary general shareholders’ meeting in the amount of $8.9 million. During the three months ended September 30, 2026 and 2025, we accrued $2.1 million and $2.5 million, respectively, in Annual Recurring Compensation. During the nine months ended September 30, 2026 and 2025, we accrued $6.1 million and $7.5 million, respectively, in Annual Recurring Compensation. The Annual Recurring Compensation is reflected as an increase to retained deficit in the Condensed Consolidated Balance Sheets.

On October 18, 2022, the Company's Board of Directors authorized the Company to purchase additional shares of Adtran Networks through open market purchases not to exceed 15,346,544 shares.

For the three and nine months ended September 30, 2026, approximately 0.8 million shares and 1.3 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments for the three and nine months ended September 30, 2026 of approximately €15.6 million or $18.1 million and €27.3 million, or $31.9 million, respectively, based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders. For the three and nine months ended September 30, 2025, less than one thousand shares and approximately 0.9 million shares, respectively, of Adtran Networks stock were tendered to the Company. This resulted in total Exit Compensation payments for the three and nine months ended September 30, 2026 of approximately €16.9 million, or $19.4 million based on the applicable exchange rates at the time of the transactions, being paid to Adtran Networks shareholders.

As of September 30, 2026 we held 38,218,023 no-par value bearer shares of Adtran Networks, representing 73.4% of Adtran Networks outstanding shares as of September 30, 2026.

The foregoing description of the DPLTA does not purport to be complete and is qualified in its entirety by reference to the DPLTA, a non-binding English translation of which incorporated by reference to Exhibit 10.14 of the 2025 Form 10-K.

Other Cash Requirements

During the nine months ended September 30, 2026, other than the Exit Compensation payments, Annual Recurring Compensation under the DPLTA, and receivables purchase arrangements there have been no other material changes in cash requirements from those discussed in the 2025 Form 10-K and our cash requirements table shown in Liquidity and Capital Resources above.

Performance Bonds

Certain contracts, customers and jurisdictions in which we do business require us to provide various guarantees of performance such as bid bonds, performance bonds and customs bonds. As of September 30, 2026, and December 31, 2025, we had commitments related to these bonds totaling $28.4 million and $22.4 million, respectively, which expire at various dates through October 2029. In general, we would only be liable for the amount of these guarantees in the event of default under each contract, the probability of which we believe is remote.

Critical Accounting Policies and Estimates

Accounting Policies

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially impact the results of financial operations. Several accounting policies, as described in Note 1 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, require material subjective or complex judgment and have a significant impact on our financial condition and results of operations, as applicable. We believe the critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. During the nine months ended September 30, 2026, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2025 Form 10-K.

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

We maintain depository investments with certain financial institutions. As of September 30, 2026, $65.1 million of our cash and cash equivalents and restricted cash, primarily foreign depository accounts, were in excess of government provided insured depository limits. Although these depository investments exceed government insured depository limits, we have evaluated the creditworthiness of these financial institutions and determined the risk of material financial loss due to exposure of such credit risk to be minimal.

Interest Rate Risk

As of September 30, 2026, we held $1.2 million of cash and variable-rate investments where a change in interest rates would impact our interest income. A hypothetical 50 basis point decline in interest rates as of September 30, 2026, assuming all other variables remain constant, would reduce annualized interest income on our cash and investments by less than $0.1 million. As of September 30, 2026, the carrying amounts of our revolving credit agreements totaled $83.0 million where a change in interest rates would impact our interest expense. A hypothetical 50 basis point increase in interest rates as of September 30, 2026, assuming all other variables remain constant, would increase our interest expense by $0.4 million annually. The analysis covers our debt and investments. The analyses use actual or approximate maturities for the debt and investments. The discount rates used were based on the market interest rates in effect at September 30, 2026.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates to the extent that such changes affect our revenue and gross margin on revenue derived from some international customers, operating expenses, and assets and liabilities held in non-functional currencies related to our foreign subsidiaries. Our primary exposures to foreign currency exchange rate movements are with the euro and the British pound. Our revenue is primarily denominated in the respective functional currency of the subsidiary and paid in that subsidiary's functional currency or certain other local currency. The majority of our global supply chain predominately makes payments in U.S. dollars and some of our operating expenses are paid in certain local currencies (approximately 50.3% and 43.9% of total operating expense for the periods ended September 30, 2026 and 2025, respectively). Therefore, our revenue, gross margins, operating expenses and operating loss are all subject to foreign currency fluctuations. As a result, changes in currency exchange rates could cause variations in our operating loss. For the nine months ended September 30, 2026, the effect of a hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $8.4 million. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of September 30, 2026, due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions.

We have certain customers and suppliers who are invoiced or pay in a non-functional currency. Changes in the monetary exchange rates used to invoice such customers versus the functional currency of the entity billing such customers may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. All non-functional currencies billed would result in a combined hypothetical gain or loss of $8.4 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. All non-functional currencies invoiced by suppliers would result in a combined hypothetical gain or loss of $15.0 million if the U.S. dollar weakened or strengthened 10% against the billing currencies. This change represents an increase in the amount of hypothetical gain or loss compared to prior periods and is mainly due to an increase in U.S. dollar denominated billings in a non-U.S. dollar denominated subsidiary.

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

For further information about the fair value of our investments as of September 30, 2026, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out by management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2026.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2026, management determined that there were deficiencies in Adtran’s internal control over financial reporting that constituted material weaknesses that existed as of September 30, 2026. Such material weaknesses were as follows:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2026, Adtran completed the expansion of its SAP enterprise resource planning ("ERP") system, which was previously used by the Adtran Networks SE business, to substantially all of Adtran’s remaining operations. The implementation included the migration of certain financial and operational processes and data from Adtran’s legacy systems to the existing ERP environment.

In connection with the implementation, Adtran modified certain internal controls over financial reporting, including controls and procedures related to transaction processing, financial close and reporting, and the completeness and accuracy of information and reports used in the performance of internal controls. Adtran also updated certain control responsibilities, documentation and procedures to reflect the operation of controls in the expected ERP system.

The implementation and related changes to Adtran's processes and controls are changes in internal control over financial reporting during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Adtran's internal control over financial reporting. Management continues to monitor the operation of the new and modified controls and may make additional changes as Adtran completes post-implementation activities.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information presented under the captions "Legal Matters" and "DPLTA Appraisal Proceedings" in Note 18 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

A list of factors that could materially affect our business, financial condition or operating results is described in Part I, Item 1A, "Risk Factors" in the 2025 Form 10-K. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in the 2025 Form 10-K, other than as described in the risk factors below.

Risks related to our financial results and Company success

We are obligated to comply with covenants related to our JPMorgan Chase Bank Credit Agreement that restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate our debt obligations.

On July 21, 2026, we terminated the Former Credit Agreement with Wells Fargo. All outstanding principal amounts thereunder were repaid, and we entered into a new five-year, $350.0 million credit agreement with JPMorgan Chase Bank, N.A. (the "Credit Agreement") on such date. As with our Former Credit Agreement, the Credit Agreement governs a portion of our indebtedness and contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with the restrictive covenants in our Former Credit Agreement has resulted in prior events of default, and a failure to comply with the restrictive covenants in the Credit Agreement may in the future result in an event of default that, if not cured or waived, results in the acceleration of all of our debt. Specifically, our Credit Agreement contains various restrictive covenants which include, among others, provisions limiting our ability to:

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

In addition, the Credit Agreement contains customary events of default, such as misrepresentation and a default in the performance or observance of any covenant (subject to customary cure periods and materiality thresholds for certain covenants).

In addition, certain covenants in the Credit Agreement, require us, among other things, to:

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

Our failure to comply with the restrictive covenants in our Former Credit Agreement has resulted in prior events of default, and a failure to comply with the restrictive covenants in the Credit Agreement may in the future result in an event of default that accelerates the payment of such debt, which would likely have a material adverse impact on our financial condition and results of operations. In addition, an event of default under the Credit Agreement would, if not cured or waived, permit the lenders to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we were unable to repay the amounts due and payable under the Credit

Agreement, the lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. In addition, these defaults could impair our ability to access debt and equity capital markets. For additional information on our debt covenants, see "Liquidity and Capital Resources" in Part I, Item 2 of this report.

Our significant indebtedness exposes us to various risks.

On July 21, 2026, the Company terminated the Former Credit Agreement and entered into the Credit Agreement. As of the date of this filing, the Company had total outstanding borrowings under the Credit Agreement of $83.0 million, leaving $261.7 million available for future borrowings.

In addition, on September 19, 2025, the Company issued $201.3 million principal amount of its 3.75% convertible senior notes due September 15, 2030 (the "2030 Notes" or the "Notes"). See "Cash Requirements" in Part I, Item 2 of this report for additional information.

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
•
limits our ability to assume debt in a future acquisition. Specifically, our Credit Agreement limits the amount of debt we can assume in an acquisition. This could limit our ability to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;
•
could cause us to be more vulnerable to general adverse economic and industry conditions;
•
could cause us to be disadvantaged compared to competitors with less leverage; and
•
limits our ability to borrow additional money. Specifically, our Credit Agreement limits our ability to borrow additional money, which could limit our ability to fund working capital, capital expenditures, research and development and other general corporate needs in the future.

Our ability to satisfy our debt obligations and to refinance our indebtedness in the future is dependent upon our future performance and other risk factors discussed in this section. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we fail to pay interest on, or repay, our borrowings under the Credit Agreement when required, we will be in default under the applicable loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. In addition, our failure to repurchase the 2030 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. We may be forced to further reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our current or future debt agreements. If we are unable to achieve sufficient operating results and resources, we could face substantial liquidity challenges and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

In recent years, international market conditions and the international regulatory environment have been increasingly affected by competition among countries and geopolitical frictions. Since early 2025, the U.S. has introduced trade policy actions that increased import tariffs across a wide range of countries at various rates, with certain exemptions. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. Following the Supreme Court’s decision, the U.S. presidential administration invoked Section 122 of the Trade Act of 1974 to impose new tariffs of 10% on imports from all countries, in addition to any existing non-IEEPA tariffs (including tariffs on semiconductors, which are expected to increase in June 2027), and also amended tariffs on imports of copper, steel and aluminum previously imposed under Section 232 of the Trade Expansion

Act of 1962, effective April 6, 2026, to apply differentiated tariff rates based on metal content and the use of U.S.-origin metal inputs. On July 23, 2026, the USTR announced a final action under Section 301 of the Trade Act of 1974 imposing additional ad valorem tariffs of 10% or 12.5% on most goods imported from approximately 60 foreign trading partners, which together account for nearly all U.S. import trade. Under the final action, trading partners that have adopted, or have committed to adopt and effectively enforce, a qualifying forced labor import prohibition are subject to the lower 10% tariff rate, while trading partners that have not adopted such a prohibition are subject to the 12.5% rate. Certain categories of goods are excluded from the new tariffs, including articles already subject to duties under Section 232 of the Trade Expansion Act of 1962, and certain other products identified by USTR as warranting exemption.

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

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. In May 2025, the U.S. Department of Justice announced that trade and customs fraud, including tariff evasion, is a high-impact area and designated it as an enforcement priority area. Additionally, the imposition of tariffs is dependent upon the classification of items under the Harmonized Tariff System ("HTS") and the country of origin of the item. Determination of the HTS and the origin of the item is a technical matter that can be subjective in nature. Accordingly, although we believe our classifications of both HTS and origin are appropriate, there is no certainty that the U.S. government will agree with us. If the U.S. government does not agree with our determinations, we could be required to pay additional amounts, including potential penalties, and our profitability would be adversely impacted.

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

Risks related to our control environment

We have completed the expansion of our enterprise resource planning ("ERP") system, and if this ERP system proves ineffective, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our users.

During the fiscal quarter ended September 30, 2026, we completed the expansion of our ERP system, which was previously used by the Adtran Networks SE business, to substantially all of our remaining operations. The ERP system is a critical element of our financial planning, reporting and compliance programs. If the ERP system does not work as planned, our ability to timely or accurately make payments to our suppliers and employees, and our ability to invoice and collect from our customers could be harmed. Data integrity problems or other issues may be discovered which, if not corrected, could impact our business or financial results. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of our reliance on our ERP system, periodic upgrades or updates, or other external factors that are outside of our control.

Moreover, we operate our ERP system on a cloud platform. We are highly dependent upon the ERP system to host, manage and maintain our ERP system and supporting applications. Any disruptions to their business or processes, or delays in their ability to provide services to us, may in turn disrupt our business operations or increase costs. Furthermore, we receive regular system updates and enhancements on the cloud platform according to the ERP systems release timeline and change management processes, which if not managed properly may disrupt our business operations and delay our ability to process transactions and produce reports necessary to conduct our business.

Any unforeseen problems with our new ERP system, including failure to maintain or implement new or improved internal controls or in migrating away from previous systems and processes, could adversely affect our financial reporting systems and the effectiveness of our internal control over financial reporting, result in material weaknesses, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Our business, operating results and financial condition could also be adversely affected, and we could lose public confidence or the trading price of our common stock could decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2026, we did not repurchase any shares of our common stock. As of September 30, 2026, there is no current authorization to repurchase common stock.

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Not applicable

(c) Insider Trading Arrangements

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

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

10.1

Credit Agreement dated July 21, 2026, by and among ADTRAN Holdings, Inc., as holdings, ADTRAN, Inc. and Adtran Networks SE, as borrowers, JPMorgan Chase Bank, N.A. and J.P. Morgan SE, as administrative agents and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 23, 2026)

10.2

Guarantee and Collateral Agreement dated July 21, 2026 by and among ADTRAN Holdings, Inc., ADTRAN, Inc. and certain subsidiaries party thereto in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed July 23, 2026)

10.3

Share Pledge Agreement dated July 21, 2026 by and among ADTRAN Holdings, Inc., Adtran Networks SE, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed July 23, 2026)

10.4

Twenty-First Amendment to Employment Agreement, dated August 10, 2026, by and between Adtran Networks SE and Christoph Glingener (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 10, 2026)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Section 1350 Certifications

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTRAN Holdings, Inc.

Date: November 5, 2026	/s/ Timothy Santo
Timothy Santo
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)